Form 10-Q
period 2006-09-30
Omni Financial Services, Inc.
filed 2006-11-14
CIK 1362599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to

Commission file number: 001-33014

OMNI FINANCIAL SERVICES, INC.

(Exact name of Registrant as Specified in Its Charter)

Georgia	58-1990666
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Six Concourse Parkway, Suite 2300

Atlanta, Georgia 30328

(Address of Principal Executive Offices)

(770) 396-0000

(Registrant’s Telephone Number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 10, 2006, 11,328,857 shares of the registrant’s common stock were outstanding.

Part I. Financial Information

Item 1.	Financial Statements

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)
	($ in thousands)
ASSETS
Cash and due from banks, including required cash reserves of $25 and $467	$7,115	$8,170
Interest-bearing deposits in other financial institutions	113	427
Federal funds sold	2,084	1,818

Total cash and cash equivalents	9,312	10,415
Investment securities available-for-sale	127,630	105,825
Other investments	5,961	4,570
Loans, net of allowance for loan losses of $6,236 and $4,791	461,855	322,843
Loans held-for-sale	4,866	8,205
Other real estate owned	2,251	1,179
Premises and equipment, net	12,328	11,203
Goodwill and other intangibles	5,799	5,820
Cash surrender value of life insurance policies	1,189	1,156
Accrued interest receivable and other assets	12,131	5,789

	$643,322	$477,005

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Demand	$38,588	$26,687
Savings and money market	15,088	9,439
Time	173,921	183,052
Time over $100,000	267,555	131,468

Total deposits	495,152	350,646
Federal Home Loan Bank borrowings	82,500	69,500
Junior subordinated debentures	20,620	20,620
Escrow accounts, accrued interest payable and other liabilities	7,119	7,157

Total liabilities	605,391	447,923

Common stock, par value $1.00; 25,000,000 shares authorized: 10,842,969 and 7,242,612 shares issued; 3,350,000 and 0 shares subscribed	10,843	7,243
Additional paid-in capital	50,797	13,725
Stock subscriptions receivable	(28,797)	—
Retained earnings	6,296	9,422
Accumulated other comprehensive loss	(1,108)	(1,208)
Treasury stock, at cost; 16,621 and 16,612 shares	(100)	(100)

Total shareholders’ equity	37,931	29,082

	$643,322	$477,005

The accompanying notes are an integral part of these consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Three months		Nine months
	2006	2005	2006	2005
	($ in thousands, except per share data)
Interest income:
Interest and fees on loans	$11,814	$7,360	$31,099	$18,744
Interest on investment securities	1,540	1,042	4,370	2,699

Total interest and dividend income	13,354	8,402	35,469	21,443

Interest expense:
Deposits	5,210	2,842	12,537	6,596
Interest on other borrowings	1,496	845	4,175	2,182

Total interest expense	6,706	3,687	16,712	8,778

Net interest income	6,648	4,715	18,757	12,665
Provision for loan losses	916	160	1,866	840

Net interest income after provision for loan losses	5,732	4,555	16,891	11,825

Noninterest income:
Service charges on deposit accounts	195	137	535	392
Investment securities (losses) gains, net	14	(1)	13	(7)
Gain on sale of loans	199	817	916	1,216
Other income	81	(39)	424	398

Total noninterest income	489	914	1,888	1,999

Noninterest Expense:
Salaries and employee benefits	2,081	2,118	6,242	5,209
Occupancy and equipment	734	577	2,099	1,518
Other operating expense	1,248	1,638	4,226	3,556

Total noninterest expense	4,063	4,333	12,567	10,283

Income before income taxes	2,158	1,136	6,212	3,541
Income tax expense (benefit)	722	—	(1,641)	—

Net income	$1,436	$1,136	$7,853	$3,541

Basic earnings per share	$0.19	$0.17	$1.06	$0.54

Diluted earnings per share	$0.19	$0.17	$1.04	$0.53

Proforma Data:
Net income:
As reported	$1,436	$1,136	$7,853	$3,541
Adjustment for income tax expense (1)	—	(345)	—	(1,076)
Adjustment for change in tax status (1)	—	—	(3,691)	—

Adjusted net income	$1,436	$791	$4,162	$2,465

Basic earnings per share	$0.19	$0.12	$0.56	$0.38

Diluted earnings per share	$0.19	$0.12	$0.55	$0.37

(1)

Adjusted to reflect the $3.69 M tax credit related to our conversion from an S-Corporation to a C-Corporation, recognized on January 1, 2006, and a combined Federal and state tax rate of 38% for the periods that we operated as an S-Corporation.

The accompanying notes are an integral part of these consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

($ in thousands)

	Three Months	Nine Months
Net income for the Three and Nine months ended 2006	$1,436	$7,853
Other comprehensive loss:
Change in unrealized holding gains on investment securities available-for-sale arising during the period, net of taxes of $535 and $56 and reclassification adjustments	827	109
Reclassification adjustment for gains realized on sales of investment securities, net of taxes of $5 and $4	(10)	(9)

Other comprehensive income	817	100

Total comprehensive income	$2,253	$7,953

Net income for the Three and Nine months ended 2005	$1,136	$3,541
Other comprehensive loss:
Change in unrealized holding losses on investment securities available-for-sale arising during the period	(159)	(295)
Reclassification adjustment for losses realized on sales of investment securities	1	7

Other comprehensive loss	(158)	(288)

Total comprehensive income	$978	$3,253

The accompanying notes are an integral part of these consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Stock Subscriptions Receivable	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	($ in thousands, except share data)
Balance, December 31, 2004	6,546,864	$6,547	7,474	—	6,672	(100)	427	$21,020

Net earnings					3,541			3,541
Issuance of common stock	—	—	—	—	—	—	—	—
Cash dividends to shareholders ($.294 per common share)	—	—	—	—	(1,932)	—	—	(1,932)
Change in net unrealized loss on investment securities available-for-sale	—	—	—	—	—	—	(288)	(288)

Balance, September 30, 2005	6,546,864	$6,547	$7,474	$—	$8,281	$(100)	$139	$22,341

Balance, December 31, 2005	7,242,612	7,243	13,725	—	9,422	(100)	(1,208)	29,082

Reclassification of retained earnings upon change in tax status	—	—	9,422	—	(9,422)	—	—	—
Net earnings	—	—	—	—	7,853	—	—	7,853
Issuance of common stock	250,366	250	2,203	—	—	—	—	2,453
Shares subscribed	3,350,000	3,350	25,447	(28,797)	—	—	—	—
Cash dividends to shareholders ($.212 per common share)	—	—	—	—	(1,557)	—	—	(1,557)
Change in net unrealized loss on investment securities available-for-sale	—	—	—	—	—	—	100	100

Balance, September 30, 2006	10,842,978	$10,843	$50,797	$(28,797)	$6,296	$(100)	$(1,108)	$37,931

The accompanying notes are an integral part of these consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	2006	2005
	($ in thousands)
Cash flows from operating activities:
Net income	$7,853	$3,541
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	691	558
Provision for loan losses	1,866	840
Loss (gain) on sale of other real estate	(42)	152
Loss (gain) on sale of premises and equipment	(51)	41
Gain on sale of loans	(916)	(1,216)
Warehouse loans originated for sale	(134,986)	(153,623)
Proceeds from sale of warehouse loans	138,325	140,672
Loss (gain) on calls/maturities of investment securities	2	7
Deferred income tax benefit	(3,691)	—
Change in:
Accrued interest receivable and other assets	(2,605)	(15)
Escrow accounts, accrued interest payable and other liabilities	(1,689)	721

Net cash provided by (used in) operating activities	4,757	(8,322)

Cash flows from investing activities :
Proceeds from maturities, calls, and paydowns of investment securities available-for-sale	12,432	18,000
Purchases of investment securities available-for-sale	(35,371)	(49,140)
Purchases of other investments	(1,391)	(3,782)
Proceeds from sales of other investments	1,170	1,937
Net change in loans	(144,928)	(88,361)
Proceeds from sale of other real estate	5,601	370
Proceeds from sale of premises and equipment	61	—
Purchase of premises and equipment	(1,837)	(4,995)

Net cash used in investing activities	(164,263)	(125,971)

Cash flows from financing activities (net of effect of acquisitions):
Net change in deposits	144,505	102,050
Proceeds from Federal Home Loan Bank advances	88,500	87,500
Repayment of Federal Home Loan Bank advances	(75,500)	(61,800)
Proceeds from issuance of junior subordinated debentures	—	10,310
Net change in federal funds purchased	—	(1,551)
Proceeds from sale of stock and issuance of stock under option plan	2,455	—
Cash dividends to shareholders	(1,557)	(1,931)

Net cash provided by financing activities	158,403	134,578

Net change in cash and cash equivalents	$(1,103)	$285
Cash and cash equivalents at beginning of period	10,415	4,129

Cash and cash equivalents at end of period	$9,312	$4,414

Supplemental cash flow information and noncash disclosures:
Cash paid during the period for:
Interest	$9,427	$5,749
Income taxes	$2,332	$2,477
Loans transferred to other real estate	$6,673	$4,869
Other real estate owned sales financed by Bank	$5,601	$3,883

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Organization

Omni Financial Services, Inc. (the “Company”) is incorporated in the state of Georgia as a bank holding company whose business is conducted by its wholly owned subsidiary, Omni National Bank (the “Bank”) which is chartered under the laws of the United States of America and headquartered in Atlanta, Georgia. The Bank has operations in metropolitan Atlanta and Dalton, Georgia; Fayetteville, High Point and Parkton, North Carolina; Tampa, Florida and Chicago, Illinois, with its corporate headquarters in Atlanta, Georgia. As of September 30, 2006 the Bank also had loan production offices in Dalton, Georgia; Charlotte, North Carolina and Birmingham, Alabama. The Bank is chartered and regulated by the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank, as well as the consolidated subsidiaries of the Bank. All intercompany accounts and transactions have been eliminated in consolidation. The accounting principles followed by the Company and its subsidiary, and the method of applying these principles, conform with accounting principles generally accepted in the United States of America. Certain financial information for prior periods have been reclassified to conform to current period presentation, with no impact on net income or net assets for any prior period.

Use of Estimates

In preparing the consolidated financial statements, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2006 and 2005 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other period or for the full year. The interim financial information should be read in conjunction with the Company’s audited financial statements.

Stock Compensation Plan

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires measurement of the cost of employee services received in exchange for stock compensation based on the grant date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company adopted this Standard on January 1, 2006 under the prospective transition method. Under that method, the Company recognizes compensation costs for any new grants of share-based awards made after the effective date or if existing awards are modified after the effective date. Prior to adoption of this Standard the Company employee stock options were valued using the minimum value method.

Net Earnings per Common Share

The Company is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of operations. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, The Company must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share.” Anti-dilutive stock options and warrants have not been included in the diluted earnings per share calculations. Anti-dilutive shares at September 30, 2006 and 2005 were 0 and 120,000, respectively. Earnings per common share amounts for the nine months ended September 30, 2006 and 2005 are as follows:

For the nine months ended September 30, 2006

	Net Income (Numerator)	Common Shares (Denominator)	Per Share Amount
	($ in thousands except share data)
Basic earnings per share	$7,853	7,419,287	$1.06
Effect of dilutive securities - stock options	—	164,419	(0.02)

Diluted earnings per share	$7,853	7,583,706	$1.04

For the nine months ended September 30, 2005

	Net Income (Numerator)	Common Shares (Denominator)	Per Share Amount
	($ in thousands except share data)
Basic earnings per share	$3,541	6,530,252	$0.54
Effect of dilutive securities - stock options	—	86,643	(0.01)

Diluted earnings per share	$3,541	6,616,895	$0.53

Income Taxes

The Company terminated its election to be taxed as an S Corporation effective January 1, 2006. In connection with that election, a deferred tax asset was established which resulted in an income tax benefit of $3,691,408 on the consolidated statement of earnings.

Recent Accounting Pronouncements

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.”

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007 as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company is in the process of evaluating the impact of FIN 48 on its financial condition and results of operations.

SFAS No. 157, “Fair Value Measurements.”

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is required to be adopted effective January 1, 2008 and the Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”

In September 2006, the SEC issued SAB 108 which addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate the adoption of SAB 108 will have a material impact on its financial condition or results of operations.

(2)	Loans

The Bank grants loans and extensions of credit to individuals and entities principally in its general trade area of metropolitan Atlanta and Dalton, Georgia; Birmingham, Alabama; Chicago, Illinois; Tampa, Florida; and Fayetteville, High Point, Charlotte, and Greensboro, North Carolina. A substantial portion of the Bank’s loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Major classifications of loans at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005	Percentage Change
	($ in thousands)
Real Estate-construction	$53,132	$47,570	11.69%
Redevelopment	117,504	62,762	87.22%
Commercial Real Estate	181,247	128,307	41.26%
Residential Real Estate	19,973	21,805	(8.40%)
Commercial and Industrial	93,888	63,555	47.73%
Consumer	3,048	4,273	(28.68%)

Total loans and leases	468,792	328,272	42.81%
Less: Allowance for loan losses	(6,236)	(4,791)	30.16%
Net deferred loan fees	(701)	(638)	9.87%

Total Loans	$461,855	$322,843	43.06%

Changes in the allowance for loan losses are summarized as follows:

	At or for the
	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
	($ in thousands)
Balance at beginning of period	$4,791	$3,463
Provisions for loan and lease losses	1,866	1,264
Credits charged-off	(469)	(700)
Recoveries on credits charged-off	48	46
Allowance for loan losses acquired in a business combination	—	718

Balance at end of period	$6,236	$4,791

(3)	Stock Option Plan

During 2001, the Company approved a stock option plan (the “Option Plan”) whereby 425,000 authorized shares were reserved for issuance by the Company upon exercise of stock options granted to officers, directors, and employees of the Company from time to time. On March 31, 2006, the Option Plan was amended to increase the authorized shares reserved for issuance to 935,000. Options constitute both incentive stock options and non-qualified stock options. Options awarded to directors vest 100% immediately and options awarded to officers and employees cliff vest on either the third or fifth year anniversary of the date of grant. Any shares subject to an award which expire or are terminated unexercised will again be available for issuance. The Option Plan has a term of ten years, unless terminated earlier. The exercise price per share for nonqualified and incentive stock options shall be the price as determined by an option committee, but not less than the fair market value of the common stock on the date of grant. Under the provisions of the Option Plan, all outstanding unvested options immediately vested on the closing date of the Company’s Initial Public Offering (“IPO”), October 4, 2006. The Option Plan was amended as of October 23, 2006 to delete this provision.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the Company to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options. The Company elected to utilize the prospective transition method; therefore prior period results were not restated. Prior to January 1, 2006, the Company used the minimum value method to determine fair values for pro forma disclosures. Under the prospective transition method, since the Company previously used the minimum value method for determining the fair value of options granted for disclosure purposes, the Company is only required to apply the provisions for estimating the fair value of options under SFAS No. 123(R) prospectively to new options awarded or existing options modified subsequent to the Company’s adoption of this standard.

A summary of the Company’s stock option activity and related information is as follows:

	For the Nine Month Period Ended September 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	416,853	$5.40
Exercised	(21,500)	3.08
Forfeited	(9,250)	5.92
Issued	18,750	10.00

Outstanding and Exercisable at September 30, 2006	404,853	$5.73	7.40	$1,729

The weighted-average grant date fair value of options granted during the period ended September 30, 2006 was $4.19. The total intrinsic value of options exercised during the period ended September 30, 2006 was $148,780. Cash received from options exercised in the period was $66,220.

For any new awards granted, the Company uses the Black-Scholes model for determining the fair values of those options and recognizes compensation ratably over the vesting periods. The assumptions used in this model to determine the fair values of options issued take into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The risk-free interest rate used is the rate currently available on zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The expected volatility is based on the volatilities of similar publicly traded companies.

The assumptions used are as follows:

September 30, 2006
Expected dividends	1.60%
Expected term (in years)	7 years
Risk -free rate	4.88%
Weighted average volatility	40%

Based on the aforementioned requirements under SFAS 123(R) applicable to our Company, there was no unrecognized compensation expense for nonvested options granted prior to adoption of SFAS 123(R) to be reported. During the nine month period ended September 30, 2006, 18,750 options were granted by the Company. Under the provision of the Option Plan, these options vested as of the closing date of the Company’s IPO. As a result, the Company recorded $78,562 of stock option compensation expense to salaries and employee benefits. Since the options are incentive stock options, no tax benefit was recognized. As of September 30, 2006 there is no unrecognized option expense.

For the options granted prior to the adoption of SFAS 123(R), had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Company’s net income and income per share, on a pro forma basis, for the nine months ended September 30, 2006 and 2005 is indicated in the following table.

	For the nine months ended September 30,
	2006	2005
	($ in thousands, except per share data)
Net income as reported	$7,853	$3,541
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	355	32

Pro forma net income	$7,498	$3,509

Basic earnings per share:
As reported	$1.06	$0.54

Pro forma	$1.01	$0.54

Diluted earnings per share:
As reported	$1.04	$0.53

Pro forma	$0.99	$0.53

(4)	Commitments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the

Bank has in particular classes of financial instruments. The Bank’s exposure to credit loss, in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. In most cases, the Bank requires collateral to support financial instruments with credit risk. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2006 and December 31, 2005, the Bank had commitments to extend credit of approximately $61,682,000 and $46,650,000, respectively. At September 30, 2006 and December 31, 2005, the Bank had standby letters of credit outstanding of approximately $0 and $35,000, respectively.

(5)	Income Taxes

Income tax expense (benefit) was as follows:

Nine months ended September 30, 2006
($ in thousands)
Current expense
Federal	1,837
State	214

2,051
Deferred expense
Federal	(3,108)
State	(584)

(3,692)
Total benefit	(1,641)

Effective tax rate differs from federal statutory rate of 34% applied to income before income taxes due to the following:

Nine months ended September 30, 2006
($ in thousands)
Federal statutory rate times financial statement income	2,112
Effect of:
Tax-exempt income	(350)
State taxes, net of federal benefit	141
Change in tax status - conversion to C Corporation	(3,691)
Other	147

Total benefit	(1,641)

Quarter-end deferred tax assets and liabilities were due to the following:

September 30, 2006
($ in thousands)
Deferred tax assets:
Allowance for loan losses	1,750
Net operating loss carryover	1,900
Accrued expenses	251
Net unrealized loss on securities available for sale	438
Other	420

4,759
Deferred tax liabilities:
Leased asset depreciation	916
Other	172

1,088
Net deferred tax asset	3,671

Net operating loss carryovers:

At September 30, 2006, the Company had federal net operating loss carryovers of approximately $5.1 million which expire at various dates from 2017 to 2023, and state net operating loss carryovers of approximately $4.4 million which expire at various dates from 2006 to 2023.

(6)	Initial Public Offering

On September 28, 2006, the Company’s registration statement on Form S-1 relating to the initial public offering of shares of the Company’s common stock was declared effective. The Company signed an underwriting agreement on September 28, 2006, pursuant to which the underwriters agreed to purchase 3,350,000 shares of common stock (with an option to purchase 502,500 shares to cover over-allotments) on a firm commitment basis and closed the transaction on October 4, 2006. As of the date of the filing of this report, all offered securities have been sold and the offering has terminated. The issuance of 3,350,000 shares and proceeds receivable (net of offering costs of $800,000) were reflected in the financial statements as of September 30, 2006 as an increase in capital stock and additional paid in capital, reduced by stock subscriptions receivable. The underwriters exercised their option to purchase the over-allotment on October 6, 2006 and the proceeds were received by the Company on October 12, 2006. The effect of the over-allotment has not been reflected in the financial statements as of September 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Company’s Prospectus dated September 28, 2006 and filed with the Securities and Exchange Commission on September 29, 2006 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, which includes the audited consolidated financial statements for the year ended December 31, 2005.

This report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by forward-looking words such as “believes,” “estimates,” “plans,” “intend,” ‘continue,” “expects,” ‘could,” “would,” “should,”

“will,” “may,” “might,” “outlook,” and “anticipates” and similar expressions as they relate to the Company’s (including its subsidiaries), or its management. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of complying with these safe harbor provisions. You should read statements that contain these words carefully because they discuss the Company’s future expectations, contain projections of the Company’s future results of operations or financial condition, or state other “forward-looking” information. The future performance of the Company is subject to several factors which all involve risks and uncertainties, which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, unforeseen general economic conditions, potential difficulties in the execution of the Company’s business and growth strategies, competitive risks and other factors set forth from time to time in the Company’s filings with the Securities and Exchange Commission.

Application of Critical Accounting Policies

The Notes to the Consolidated Financial Statements contain a summary of our significant accounting policies, including discussions on recently issued accounting pronouncements, our adoption of them and the related impact of their adoption. The Company considers that certain of these policies, specifically the allowance for loan losses and income taxes are the most critical in their potential effect on its financial position or results of operations.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses incurred in the loan portfolio. Our allowance for loan loss methodology incorporates a variety of risk considerations in establishing an allowance for loan loss that we believe is adequate to absorb losses in the existing portfolio. Such analysis addresses our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other considerations. Management monitors local trends to anticipate future delinquency potential on a quarterly basis. In addition to ongoing internal loan reviews and risk assessment, management utilizes an independent loan review firm to provide advice on the appropriateness of the allowance for loan losses.

The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Provisions for loan losses are provided on both a specific and general basis. Specific allowances typically relate to criticized and classified loans where the expected/anticipated loss may be measurable. General valuation allowances are based on portfolio segmentation by loan type and collateral type, with a further evaluation of various factors noted above. We incorporate our internal loss history into the allowance calculation.

At least annually, we review the assumptions and formulae by which additions are made to the specific and general valuation allowances for loan losses in an effort to refine such allowance in light of the current status of the factors described above. The total loan portfolio is thoroughly reviewed at least quarterly for satisfactory levels of general and specific reserves.

Although we believe the levels of the allowances as of September 30, 2006 and December 31, 2005 were adequate to absorb probable losses in the loan portfolio, a decline in local economic or other factors could result in increasing losses that cannot be reasonably estimated at this time.

Income Taxes. For the year ended December 31, 2005, and for prior years, the Company, with the consent of its shareholders, elected to be taxed under the Internal Revenue Code as an S Corporation. As an S Corporation we did not record a provision for income taxes. Instead, our shareholders separately accounted for their pro rata share of the Company’s taxable income. In the first quarter of 2006 the Company’s shareholders terminated the S Corporation election effective January 1, 2006 and we now pay corporate income taxes. To provide more meaningful comparisons in our presentation and analysis, we have added proforma income tax expense to our income statements and ratios for periods prior to December 31, 2005. We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Management Overview

Throughout the year, the interest rate yield curve has remained flat or inverted resulting in pricing on short term funds that has been at or above the pricing on medium term and long term funds. Although both loan and deposit rates increased during the period, resulting in increased interest income and interest expense, the increase in the average rate on the Company’s assets was less than the increase in the average rates on borrowed funds and deposits. This resulted in net interest margin compression during the period.

The Company’s net interest margin for the first three quarters of 2006 was:

•	4.87% for the quarter ended March 31, 2006

•	4.95% for the quarter ended June 30, 2006; and,

•	4.59% for the quarter ended September 30, 2006.

Although the Company’s margin sustained a loss of margin of 36 basis points from the second to third quarter, the second quarter net interest margin benefited from unusual prepayment penalty activity. For the three months ended June 30, 2006, the Company recognized penalties of $296,000, $230,000 of these from three loans. In general, prepayment penalties recognized are less than $50,000 in a three month period and average less than $10,000 per loan. The significant prepayment penalty activity increased the net interest margin for the second quarter by approximately 19 basis points. Excluding these penalties from net interest income, the margin for the three months ended June 30, 2006 would have been 4.76% and the margin deterioration from second to third quarter would have been 17 basis points.

The Company continues to focus on mitigating further net interest margin deterioration by pursuing lower cost funding sources and by increasing loan yield by further changing the mix of higher yielding loans.

For the nine months ended September 30, 2006 the net interest margin was 4.79% compared to 4.66% for the same period of 2005. See Results of Operations for the Nine Months Ended September 30, 2006 and 2005 - Net Interest Income and Net Interest Margin.

The following table sets forth unaudited selected financial data for the previous five quarters and for the nine months periods ending September 30, 2006 and 2005. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein.

Selected Quarterly Data

($ in thousands, except share data)

						Nine months ended September 30,
	2006			2005
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2006	2005
Share Data
Weighted average shares outstanding - basic	7,549,192	7,476,366	7,228,782	6,550,502	6,530,252	7,419,287	6,530,252
Weighted average shares outstanding - diluted	7,713,775	7,638,883	7,393,122	6,657,988	6,616,895	7,583,706	6,616,895
Book value at quarter end	$5.07	$4.80	$4.76	$4.02	$3.42	$5.07	$3.42
Tangible book value at quarter end	$4.30	$4.03	$3.98	$3.22	$2.54	$4.30	$2.54
Basic earnings per share/GAAP	$0.19	$0.20	$0.67	$0.20	$0.17	$1.06	$0.54
Diluted earnings per share /GAAP	$0.19	$0.19	$0.66	$0.20	$0.17	$1.04	$0.53
Basic earnings per share/Pro Forma (1)	$0.19	$0.19	$0.18	$0.14	$0.12	$0.56	$0.38
Diluted earnings per share/Pro Forma (1)	$0.19	$0.19	$0.17	$0.14	$0.12	$0.55	$0.37
Cash dividends declared (2)	$0.040	$0.040	$0.028	$0.027	$0.027	$0.108	$0.111
Performance Ratios:
Return on average assets/Pro Forma (1) (3)	0.93%	1.01%	1.05%	0.79%	0.72%	0.99%	0.86%
Return on average equity/Pro Forma (1) (3)	15.46%	15.87%	15.24%	15.19%	13.09%	15.43%	14.83%
Return on average tangible equity/Pro Forma (1) (3)	18.32%	18.96%	18.35%	20.00%	17.18%	18.37%	17.67%
Yield on earning assets (3)	9.19%	9.20%	8.76%	8.62%	8.01%	9.06%	7.89%
Cost of funds (3)	4.92%	4.53%	4.17%	3.93%	3.72%	4.57%	3.46%
Net interest Margin (3)	4.59%	4.95%	4.87%	4.92%	4.50%	4.79%	4.66%
Efficiency ratio	56.93%	59.90%	65.87%	70.74%	76.98%	60.87%	70.12%
Return on average assets /GAAP (3)	0.91%	1.01%	1.80%	1.13%	1.03%	1.87%	1.23%
Return on average equity /GAAP (3)	15.01%	15.87%	25.98%	21.82%	18.81%	29.12%	21.29%
Return on average tangible equity/GAAP (3)	17.79%	18.96%	31.27%	28.72%	24.71%	34.67%	25.37%
Credit Quality Ratios:
Allowance for loan losses	$6,236	$5,544	$4,993	$4,791	$4,755	$6,236	$4,755
Nonperforming assets	$7,150	$6,959	$5,084	$6,163	$6,156	$7,150	$6,156
Allowance for loan losses to loans	1.33%	1.32%	1.34%	1.46%	1.51%	1.33%	1.51%
Nonperforming assets to total assets	1.11%	1.19%	0.96%	1.29%	1.34%	1.11%	1.34%
Net charge-offs	$224	$174	$23	$388	$131	$421	$266
Net charge-offs to average loans (3)	0.20%	0.18%	0.03%	0.49%	0.17%	0.14%	0.13%
Average Balances:
Loans outstanding	$448,334	$397,657	$339,936	$317,551	$305,712	$395,706	$267,714
Total assets	$614,958	$562,556	$497,020	$467,567	$442,275	$558,608	$383,392
Interest-earning assets	$582,887	$531,509	$468,300	$439,975	$417,781	$527,985	$365,301
Deposits	$463,530	$399,364	$361,338	$343,018	$310,545	$408,452	$278,121
Tangible shareholders equity	$31,350	$29,843	$28,494	$18,383	$19,027	$29,928	$19,210
Shareholders’ equity	$37,153	$35,659	$34,314	$24,194	$24,776	$35,741	$22,777

(1)

Adjusted to reflect the $3.69 M tax credit related to our conversion from an S-Corporation to a C-Corporation, recognized on January 1, 2006, and a combined Federal and state tax rate of 38% for the periods in 2005 that we operated as an S-Corporation.

(2)	Cash dividends for 2005 periods does not include the tax portion distributed to stockholders to cover potential tax liabilities as an S-Corporation.

(3)	Annualized

Primary Factors in Evaluating Financial Condition and Results of Operations

As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:

•	Return on Average Equity, or ROAE;

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.

In the calculation of the ratios below, pro forma results and historical results are reflected. Net income for the quarter and nine months ended September 30, 2005 has been adjusted to reflect a combined federal and state tax expense of 38% for the period assuming the Company operated as a C Corporation. Net income for the nine months ended September 2006 has been reduced by a $3.69 million tax credit recorded on January 1, 2006 upon conversion from an S Corporation to a C Corporation.

Return on Average Equity. Proforma net income for the three months ended September 30, 2006 was $1.44 million compared to pro forma net income of $791,000 for the quarter ended September 30, 2005, an increase of 81.54%. ROAE was 15.46% for the three months ended September 30, 2006 compared to pro forma ROAE of 13.09% for the three months ended September 30, 2005. Unadjusted net income for the three months ended September 30, 2005 was $1.14 million and ROAE was 18.81%.

Pro forma net income for the nine months ended September 30, 2006 was $4.16 million compared to pro forma net income of $2.47 million for the nine months ended September 30, 2005, an increase of 68.42%. Pro forma ROAE was 15.43% for the nine months ended September 30, 2006, compared to 14.83% for the nine months ended September 30, 2005. Unadjusted net income for the nine month periods ended September 30, 2006 and 2005 was $7.85 million and $3.54 million and ROAE was 29.12% and 21.29%, respectively.

Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of nonperforming loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Nonperforming assets include loans past due 90 days or more and still accruing, non-accrual loans and OREO. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of September 30, 2006, nonperforming assets were $7.15 million compared to $6.16 million at December 31, 2005. Nonperforming assets as a percentage of total assets were 1.11% as of September 31, 2006, compared to 1.29% as of December 31, 2005.

As of September 30, 2006, other real estate owned was $2.25 million compared to $1.18 million at December 31, 2005. Non-performing assets as a percentage of gross loans and OREO was 1.52% as of September 30, 2006, compared to 1.87% as of December 31, 2005.

Asset Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 34.87% to $643 million as of September 30, 2006 from $477 million as of December 31, 2005. Gross loans grew 42.81% to $469 million as of September 30, 2006 from

$328 million as of December 31, 2005. Total deposits increased 41.21% to $495 million as of September 30, 2006 from $351 million as of December 31, 2005.

Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our efficiency ratio (non-interest expenses divided by the sum of net interest income and non-interest income) was 56.93% for the three months ended September 30, 2006 and 76.98% for the three months ended September 30, 2005. For the nine month periods ended September 30, 2006 and 2005, the efficiency ratio was 60.87% and 70.12%, respectively.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

	Three months ended September		Percentage Increase (Decrease)
	2006	2005
	($ in thousands, except per share data)
Consolidated Statement of Earnings Data:
Interest income	$13,354	$8,402	58.94%
Interest expense	6,706	3,687	81.88

Net interest income	6,648	4,715	41.00
Provision for loan losses	916	160	472.50

Net interest income after provision for loan losses	5,732	4,555	25.84
Noninterest income	489	914	(46.50)
Noninterest expense	4,063	4,333	(6.23)

Income before income taxes	2,158	1,136	89.96%
Income tax expense	722	—	—

Net income	$1,436	$1,136	26.41%

Earnings per share - basic	$0.19	$0.17	11.76%

Earnings per share - diluted	$0.19	$0.17	11.76%

Proforma Data:
Net income:
As reported	$1,436	$1,136	26.41%
Adjustment for income tax expense	—	(345)

Adjusted net income	$1,436	$791	81.54%

Basic earnings per share	$0.19	$0.12	58.33%

Diluted earnings per share	$0.19	$0.12	58.33%

Net income before taxes for the three months ended September 30, 2006 increased 26.41% to $1.44 million from $1.14 million for the three months ended September 2005. The increase was attributable primarily to an increase in net interest income of $1.93 million and a decrease of $270,000 in other expenses, offset by an increase in the provision for loan losses of $756,000 and decreases in non-interest income of $425,000. Basic and diluted earnings per share increased to $0.19 per share for the three months ended September 30, 2006 compared to pro forma earnings per share of $0.12 for the same period in 2005, an increase of 58.33%.

Net Interest Income and Net Interest Margin.

Interest income for the three months ended September 30, 2006 increased $4.95 million, or 58.94% compared to the three months ended September 30, 2005. Interest expense for the three months ended September 30, 2006 increased $3.02 million, or 81.88% compared to the three months ended September 30, 2005. The increases in both interest income and interest expense were partially the result of an increasing interest rate environment. However, the inverted yield curve caused interest expense to increase at a faster rate than yields on loans and investments.

Average Balances and Average Interest Rates. The 41.00% increase in net interest income for the three months ended September 30, 2006 compared to the same period in 2005 was due to an increase in interest income of $4.95 million, reflecting the effect of an increase of $161.8 million in average interest-bearing assets which was funded primarily through an increase of $123.3 million in average deposits.

The average yield on our interest-earning assets was 9.19% for the three months ended September 30, 2006, compared to 8.01% for the same period in 2005, an increase of 14.73%. The increase in the yield on our interest-earning assets is a result of an increase in market rates causing repricing on our adjustable rate loans, and new loans originated at higher interest rates due to the higher interest rate environment for the three months ended September 30, 2006 versus the same period in 2005.

The cost of our average interest-bearing liabilities increased to 4.92% in the three months ended September 30, 2006, from 3.72% in the three months ended September 30, 2005, which is a result of higher rates paid on deposit accounts, FHLB advances, and junior subordinated debt.

The average rate on our interest-bearing deposits increased 31.13% from 3.63% for the three months ended September 30, 2005, to 4.76% for the same period in 2006, reflecting increases in general market rates. Our average rate on total deposits (including non-interest bearing deposits) increased 29.94% from 3.44% for the three months ended September 30, 2005, to 4.47% for the same period in 2006.

Our interest margin of 4.59% for the three months ended September 30, 2006 was higher than our margin for the same period in the previous year of 4.50%, primarily driven by the increased yield on our loan portfolio, an increase in the average balance of non-interest bearing deposits and an increase in shareholders’ equity resulting from our capital raises during the fourth quarter of 2005 and the first quarter of 2006.

The following table sets forth balance sheet items on a daily average basis for the three months ended September 30, 2006 and 2005 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. Securities include securities available for sale. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on securities below. Yields on tax-exempt securities are not computed on a tax equivalent basis.

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Earning Assets
Securities:
Taxable	$93,829	$1,167	4.98%	$62,186	$705	4.53%
Taxable-exempt	33,962	340	4.00%	33,480	327	3.91%
Total securities	127,791	1,507	4.72%	95,666	1,032	4.31%
Federal funds sold	1,524	20	5.32%	462	3	2.80%
Interest-bearing deposits	1,034	13	4.96%	1,133	7	2.30%
Loans held for sale	4,265	104	9.70%	14,224	276	7.70%
Loans	444,411	11,710	10.49%	305,713	7,084	9.23%

Total earning assets	579,025	13,354	9.19%	417,197	8,402	8.01%
Non-earning assets
Cash and due from banks	4,896			3,669
Allowance for loan losses	(5,780)			(4,729)
Other assets	36,817			25,518

Total assets	$614,958			$441,655

Interest Bearing Liabilities
Interest checking	$6,933	3	0.19%	$4,089	1	0.09%
Savings and money market	11,918	112	3.74%	4,133	25	2.44%
Time deposits	415,527	5,061	4.90%	302,879	2,817	3.72%

Total interest bearing deposits	434,378	5,176	4.76%	311,102	2,843	3.63%
Fed funds purchased and other borrowings	3,886	55	5.58%	2,286	23	3.95%
FHLB borrowings	82,647	1,043	4.99%	60,228	521	3.43%
Junior subordinated debentures	20,620	432	7.80%	20,000	300	6.02%

Total interest-bearing liabilities	541,531	6,706	4.92%	393,616	3,687	3.72%
Non-interest bearing liabilities
Noninterest bearing deposits	28,985			18,952
Other liabilities	7,284			4,918
Shareholders’ equity	37,158			24,169

Total liabilities & shareholders’ equity	$614,958			$441,655

Net interest income and margin		$6,648	4.59%		$4,715	4.50%

Net interest spread			4.27%			4.29%

Net Interest Income. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, non-accrual loans have been included in the average loan balances.

	Three months ended September 30, 2006 Increase (decrease) Due to changes in
	Volume	Rate	Total
Interest on securities:
Taxable	$388	$74	$462
Tax-exempt	5	8	13
Federal funds sold	12	5	17
Interest bearing deposits	(1)	7	6
Loans held for sale	(274)	102	(172)
Loans	4,341	285	4,626

Total interest income	4,471	481	4,952
Interest expense:
Interest checking	1	1	2
Savings & money market	68	19	87
Time deposits	1,211	1,034	2,245
Fed funds purchased	20	12	32
FHLB borrowings	234	287	521
Junior subordinated debentures	13	119	132

Total interest expense	1,547	1,472	3,019

Net Increase (decrease)	$2,924	$(991)	$1,933

Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb loan losses in the portfolio.

The quarterly provision for loan losses increased to $916,000 for the three months ended September 30, 2006 from $160,000 for the three months ended September 30, 2005. The increase is attributable to loan growth which was $47.7 million for the three month period ended September 30, 2006 compared to $21.8 million for the three month period ended September 30, 2005 (excluding loans acquired in July 2005 from a troubled financial institution in Dalton, Georgia).

Noninterest Income.

The following tables present, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Percentage Increase
	2006	2005
	($ in thousands)
Gain on sale of loans	$199	$817	(75.64%)
Service charges on deposit accounts	195	137	42.33
Other income	95	(40)	337.50

Total noninterest income	$489	$914	(46.50%)

The $425,000 reduction in noninterest income was primarily due to the reduced gain on sale of loans for the three months ended September 30, 2006 compared to same period in 2005 due to the reduced volume of SBA loan sales of $305,000, as well as lower leasing sales. The reduction in loan sales gains was partially offset with an increase of $58,000 in deposit service charges, resulting from growth of the deposit base, and other income from OREO sales.

Noninterest Expense. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended
	September 30,		Percentage Increase
	2006	2005
	($ in thousands)
Salaries and employee benefits	$2,081	$2,118	(1.75%)
Occupancy	734	577	27.21
Legal, professional and director fees	180	192	(6.25)
Stationery and supplies	78	89	(12.36)
Loan and OREO related expense	120	195	(38.46)
Telecommunications	125	120	4.17
Advertising, marketing, business development	52	118	(55.93)
Other	693	924	(25.00)

Total noninterest expense	$4,063	$4,333	(6.23%)

Noninterest expense was lower by $270,000, or 6.23%, for the period ended September 30, 2006 over the same period in 2005. Although the number of full time equivalent employees has increased from 122 at September 30, 2005 to 172 at September 30, 2006, salary and benefit expense decreased as salary deferral related to loan originations increased from $885,000 for the three months ended September 30, 2005 to $1.47 million for the three months ended September 30, 2006, an increase of 65.9%. SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” requires the deferral of income and expense directly related to the origination of loans. The net deferral is amortized over the life of the underlying loan as an adjustment to interest income. As the Company’s loan volume has increased, the related salary deferral has increased. Additionally, bonus expensed for the quarter ended September 30, 2006 is $500,000 lower than for the same quarter in 2005 since the bonus accrual was determined to be fully funded as of September 30, 2006, based on the actual performance of the Company year to date. The increase in Occupancy expense for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 reflects a full quarter of expense for the Company’s corporate headquarters versus one month of occupancy in the prior year quarter. Included in Other expense for the prior year was a charge of $397,000 related to the termination of the lease for the prior corporate headquarters.

Provision for Income Taxes. The tax provision recorded for the three months ended September 30, 2006 was $722,000, an effective tax rate of 33.46% for the period

For the year ended December 31, 2005, and for prior years, the Company, with the consent of its shareholders, elected to be taxed under the Internal Revenue Code as an S Corporation. As an S Corporation the Company did not record a provision for income taxes. In the first quarter of 2006 the Company’s shareholders terminated the S Corporation election effective January 1, 2006 and the Company now pays corporate income taxes.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

	Nine months ended		Percentage Increase (Decrease)
	September
	2006	2005
	($ in thousands, except per share data)
Consolidated Statement of Earnings Data:
Interest income	$35,469	$21,443	65.41%
Interest expense	16,712	8,778	90.39

Net interest income	18,757	12,665	48.10
Provision for loan losses	1,866	840	122.14

Net interest income after provision for loan losses	16,891	11,825	42.84
Noninterest income	1,888	1,999	(5.55)
Noninterest expense	12,567	10,283	22.21

Income before income taxes	6,212	3,541	75.43
Income tax expense	(1,641)	—	—

Net income	7,853	3,541	121.77%

Earnings per share - basic	$1.06	$0.54	96.30%

Earnings per share - diluted	$1.04	$0.53	96.23%

Proforma Data:
Net income:
As reported	$7,853	$3,541	121.77%
Adjustment for income tax expense	—	(1,076)
Adjustment for change in tax status	(3,691)	—

Adjusted net income	$4,162	$2,465	68.84%

Basic earnings per share	$0.56	$0.38	47.37%

Diluted earnings per share	$0.55	$0.37	48.65%

Pro forma net income was $4.16 million for the nine months ended September 30, 2006 compared to $2.47 million for the same period in 2005, an increase of $1.70 million or 68.84%. For the nine months ended September 30, 2006, pro forma net income excludes a $3.69 million credit to income tax expense and for the nine months ended September 30, 2005 includes $1.08 million of income tax expense.

The increase in net income was attributable primarily to an increase in net interest income of $6.09 million, offset by an increase in the provision for loan losses of $1.03 million, a decrease in noninterest income of $111,000 and an increase in noninterest expenses of $2.28 million. Basic earnings per share were $0.56 per share for the nine months ended September 30, 2006 and $0.38 for the period ended September 30, 2005. Diluted earnings per share were $0.55 for the nine months ended September 30, 2006 and $0.37 for the nine months ended September 30, 2005, an increase of 48.65%.

Net Interest Income and Net Interest Margin.

Average Balances and Average Interest Rates The 48.10% increase in net interest income for the nine months ended September 30, 2006 compared to the same period in 2005 was due to an increase in interest income of $14.03 million, reflecting the effect of an increase of $159.7 million in average interest-bearing assets which was funded primarily through an increase of $120.9 million in average deposits.

The average yield on our interest-earning assets was 9.06% for the nine months ended September 30, 2006, compared to 7.89% for the same period in 2005, an increase of 14.83%. The increase in the yield on our interest-earning assets is a result of an increase in market rates causing repricing on our adjustable rate loans, and new loans originated at higher interest rates due to the higher interest rate environment for the nine months ended September 30, 2006 versus the same period in 2005.

The cost of our average interest-bearing liabilities increased to 4.57% in the nine months ended September 30, 2006, from 3.46% in the nine months ended September 30, 2005, which is a result of higher rates paid on deposit accounts, FHLB advances, and junior subordinated debt.

The average rate on our interest-bearing deposits increased 29.88% from 3.38% for the nine months ended September 30, 2005, to 4.39% for the same period in 2006, reflecting increases in general market rates. Our average rate on total deposits (including non-interest bearing deposits) increased 29.34% from 3.17% for the nine months ended September 30, 2005, to 4.10% for the same period in 2006.

Our interest margin of 4.79% for the nine months ended September 30, 2006 was higher than our margin for the same period in the previous year of 4.66% primarily due to the increased yield on our loan portfolio, an increase in the average balance of non-interest bearing deposits and an increase in shareholders’ equity resulting from our capital raises during the fourth quarter of 2005 and the first quarter of 2006.

The following table sets forth balance sheet items on a daily average basis for the nine months ended September 30, 2006 and 2005 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. Securities include securities available for sale. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on securities below. Yields on tax-exempt securities are not computed on a tax equivalent basis.

	Nine Months ended September 30,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	($ in thousands)
Earning Assets
Securities
Taxable	$90,374	$3,275	4.83%	$54,595	$1,746	4.26%
Tax-exempt	34,317	1,030	4.00%	31,551	932	3.94%

Total securities	124,691	4,305	4.60%	86,146	2,678	4.14%
Federal funds sold	1,091	41	5.00%	516	11	2.94%
Interest bearing deposits	297	24	11.22%	599	10	2.15%

Total investments	126,079	4,370	4.62%	87,261	2,699	4.12%
Loans held for sale	5,817	394	9.05%	9,563	531	7.42%
Loans	390,664	30,705	10.50%	266,053	18,213	9.14%

Total interest-earning assets	522,560	35,469	9.06%	362,877	21,443	7.89%
Non-earning Assets
Cash and due from banks	5,126			3,260
Allowance for loan losses	(5,267)			(4,039)
Other assets	36,400			20,688

Total assets	$558,819			$382,786

Interest Bearing Liabilities
Interest checking	$7,358	$10	0.19%	$3,580	$3	0.12%
Savings & money market	13,004	262	2.69%	8,716	83	1.28%
Time deposits	361,294	12,265	4.54%	248,481	6,510	3.50%

Total interest-bearing deposits	381,656	12,537	4.39%	260,777	6,596	3.38%
Fed funds purchased and other borrowings	5,298	209	5.28%	3,312	82	3.31%
FHLB borrowings	81,231	2,834	4.67%	58,257	1,343	3.08%
Junior subordinated debentures	20,620	1,132	7.32%	16,740	757	6.02%

Total interest-bearing liabilities	488,805	16,712	4.57%	339,086	8,778	3.46%
Non-interest Bearing Liabilities
Noninterest-bearing deposits	26,378			17,084
Other liabilities	7,684			4,445
Shareholders’ equity	35,952			22,171

Total liabilities & shareholders’ equity	$558,819			$382,786

Net interest income and margin		$18,757	4.79%		$12,665	4.66%

Net interest spread			4.49%			4.43%

Net Interest Income. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, non-accrual loans have been included in the average loan balances.

	Nine months ended September 30, 2006 Increase (Decrease) Due to changes in
	Volume	Rate	Total
Interest on securities:
Taxable	$1,271	$258	$1,529
Tax-exempt	83	15	98
Federal funds sold	18	12	30
Interest bearing deposits	(2)	17	15
Loans held for sale	(313)	176	(137)
Loans	9,626	2,865	12,491

Total interest income	10,683	3,343	14,026
Interest Expense:
Interest checking	5	2	7
Savings & money market	55	124	179
Time deposits	3,485	2,270	5,755
Federal funds purchased	64	63	127
FHLB borrowings	647	844	1,491
Junior subordinated debentures	195	180	375

Total interest expense	4,451	3,483	7,934

Net Increase (decrease)	$6,232	$(140)	$6,092

Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb loan losses in the portfolio.

The provision for loan losses increased to $1.87 million for the nine months ended September 30, 2006 from $840,000 for the nine months ended September 30, 2005. The increase resulted from the growth in the loan balances compared to the prior year. In the nine months ended September 30, 2006, gross loans increased $140.5 million compared to an increase of $88.3 million in the nine months ended September 30, 2005.

Noninterest Income.

The following tables present, for the periods indicated, the major categories of non-interest income:

	Nine Months Ended
	September 30,		Percentage Increase
	2006	2005
	(In thousands)
Gain on sale of loans	$916	$1,216	(24.67%)
Service charges on deposit accounts	548	385	42.34
Other income	424	398	6.53

Total noninterest income	$1,888	$1,999	(5.55%)

The $111,000 reduction in noninterest income was due primarily to a $301,000 lower gain on sale of loans, primarily due to the lower volume of sale of SBA loans for the nine months ended September 30, 2006 compared to the same period in 2005. This reduction was offset with an increase of $143,000 in deposit service charges due to the growth of the deposit base, and also by a $44,000 gain on the sale of fixed assets for the nine month period ended September 31, 2006.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Nine Months Ended
	September 30,
	2006	2005	Increase
	(In thousands)
Salaries and employee benefits	$6,242	$5,209	19.83%
Occupancy	2,099	1,518	38.27
Legal, professional and director fees	796	515	54.56
Stationery and supplies	220	182	20.88
Loan and OREO related expense	441	543	(18.78)
Telecommunications	410	302	35.76
Advertising, marketing, business development	299	247	21.05
Other	2,060	1,767	38.80

Total noninterest expense	$12,567	$10,283	22.21%

Noninterest expense increased $2.29 million, or 22.21%, for the period ended September 30, 2006 over the same period in 2005. This increase is attributable to our overall growth, and the hiring of new loan officers and other employees. At September 30, 2006, we had 172 full-time equivalent employees compared to 122 at September 30, 2005. Gross salary expense increased $2.3 million, offset by an increase in loan origination salary deferral of $1.7 million which mitigated the impact on expenses. We were also in our new home office for the nine months ended September 30, 2006. The increase in salaries and occupancy expenses related to the above totaled $1.2 million which is 53.41% of the total increase in non-interest expenses. Other non-interest expenses that increased included legal fees, accounting fees, marketing and advertising fees, and employee training due to a first quarter core system conversion. We anticipate continued increases in Salaries and Occupancy expenses as we continue our growth, as well as increases in legal and professional fees resulting from our status as a public company.

Provision for Income Taxes. For the year ended December 31, 2005, and for prior years, the Company, with the consent of its shareholders, elected to be taxed under the Internal Revenue Code as an S Corporation. As an S Corporation the Company did not record a provision for income taxes. Instead, our shareholders separately accounted for their pro rata share of the Company’s taxable income. In the first quarter of 2006 the Company’s shareholders terminated the S Corporation election effective January 1, 2006 and the Company now pays corporate income taxes. For purposes of presentation and analysis we have added an income tax expense to our income statements and ratios for any periods prior to December 31, 2005, to provide you with more meaningful comparisons.

As a result of the S Corporation termination, on January 1, 2006 we recorded a deferred tax asset of $3.36 million and a credit to income tax expense of $3.36 million, for temporary differences between the tax basis of certain assets or liabilities and their reported amount in the financial statements. In our case the deferred tax asset was due to a number of items including temporary differences with respect to recognizing the loan loss allowance and accelerated depreciation on certain leased equipment and the Company plane.

Excluding the January 2006 credit to income tax expense of $3.36 million, the tax provision recorded for the nine months ended September 30, 2006 was $2.05 million. Our effective tax rate was 33.0% for the nine month periods ended September 30, 2006.

Financial Condition

Loans

Major classifications of loans at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30,	December 31,	Percentage
	2006	2005	Change
	($ in thousands)
Real Estate-construction	$53,132	$47,570	11.69%
Redevelopment	117,504	62,762	87.22%
Commercial Real Estate	181,247	128,307	41.26%
Residential Real Estate	19,973	21,805	(8.40%)
Commercial and Industrial	93,888	63,555	47.73%
Consumer	3,048	4,273	(28.68%)

Total loans and leases	468,792	328,272	42.81%
Less: Allowance for loan losses	(6,236)	(4,791)	30.16%
Net deferred loan fees	(701)	(638)	9.87%

Total Loans	$461,855	$322,843	43.06%

Our gross loans, including deferred loan fees, on a consolidated basis as of September 30, 2006 increased 42.87% to $468.1 million from $327.6 million at December 31, 2006. The largest percentage increase occurred in redevelopment loans which increased $54.7 million or 87.22% as offices opened in prior years became fully operational.

A summary of nonperforming loans and assets as of September 30, 2006 and prior years ended December 31 follows:

	At or for the Nine Months Ended September 30, 2006	At or for the Years Ended December 31,
		2005	2004	2003	2002	2001
	($ in thousands)
Total nonaccrual loans	$4,795	$4,832	$1,795	$1,194	$1,942	$1,327
Loans past due 90 days or more and still accruing	105	152	1	263	250	131
Restructured loans	—	—	—	—	—	—

Total non-performing loans	4,900	4,984	1,796	1,457	2,192	1,458

Other real estate owned (OREO)	2,250	1,179	660	440	1,945	35

Total non-performing assets	7,150	6,163	2,456	1,897	4,137	1,493

Non-performing loans to gross loans	1.05%	1.52%	0.79%	0.94%	2.08%	2.09%
Non-performing assets to gross loans and OREO	1.52%	1.87%	1.08%	1.22%	3.86%	2.14%
Non-performing assets to total assets	1.11%	1.29%	0.77%	0.89%	2.86%	1.42%

In 2005 nonaccrual loans increased in terms of both dollars outstanding and as a percentage of gross loans as a result of the purchase during 2005 of a troubled financial institution in Dalton,

Georgia. Although a significant portion of the acquired loans was deemed impaired at acquisition and the carrying value of those loans reduced, the credit quality of a disproportionate number of loans continued to deteriorate after acquisition and initial valuation resulting in increased nonaccrual loans. As of September 30, 2006 $528,000 of the nonaccrual loans were related to the acquisition. However, nonaccrual loans as a percentage of loans has decreased significantly from 1.52% of gross loans at December 31, 2005 to 1.05% of gross loans at September 30, 2006.

OREO Properties. Our other real estate owned as of September 30, 2006 and December 31, 2005, was $2.25 million and $1.18 million, respectively. As of September 30, 2006, $1.82 million of our other real estate owned were properties taken as collateral for redevelopment loans. These properties remain in OREO for an average period of three months prior to being sold.

Non performing assets, which includes nonaccrual loans and OREO as a percentage of gross loans and OREO is flat from to December 31, 2005 to September 30, 2006. However, non performing assets as a percentage of total assets decreased from 1.29% at December 31, 2005 to 1.11% at September 30, 2006.

Allowance for Loan Losses

Like all financial institutions, we must maintain an adequate allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when we believe that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that we believe will be adequate to absorb losses on existing loans that may become uncollectible based on evaluation of the collectibility of loans and prior credit loss experience, together with the other factors noted earlier.

Our allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Qualitative factors include the economic conditions of our operating markets and the state of certain industries. Specific changes in the qualitative factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. An internal four-year loss history is also incorporated into the allowance.

While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. Management periodically reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.

The allowance consists of specific and general components. In most cases the specific allowance relates to criticized and classified loans. The general allowance covers non-classified loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above.

The following table summarizes the activity in our allowance for loan losses for the periods indicated.

	At or for the Nine Months Ended September 30,		At or for the Years Ended December 31,
	2006	2005	2005	2004	2003	2002	2001
	($ in thousands)
Allowance for loan losses:
Balance at beginning of year	$4,791	$3,463	$3,463	$2,204	$1,737	$1,494	$1,442
Provisions charged to operating expenses	1,866	840	1,264	1,451	705	433	96
Recoveries of loans previously charged-off:
Real estate - construction	—	—	—	—	—	—	—
Redevelopment	—	21	21	—	1	18	28
Commercial real estate	—	7	18	13	—	—	—
Residential real estate	1	—	—	26	4	7	—
Commercial and industrial	32	2	3	3	3	7	9
Consumer	15	2	4	4	7	—	—

Total recoveries	48	32	46	46	15	32	37
Loans charged-off:
Real estate - construction	—	73	73	—	—	—	—
Redevelopment	232	36	166	117	76	136	66
Commercial real estate	69	140	141	5	—	74	—
Residential real estate	—	—	—	—	119	—	—
Commercial and industrial	163	26	271	102	—	4	10
Consumer	5	23	49	14	58	8	5

Total charged-off	469	298	700	238	253	222	81
Net charge-offs	421	266	654	192	238	190	44

Allowance for loan losses acquired in business combination	—	—	718	—	—	—	—

Balance at end of period	$6,236	$4,037	$4,791	$3,463	$2,204	$1,737	$1,494

Net charge-offs (recoveries) to average loans outstanding (1)	0.14%	0.13%	0.23%	0.10%	0.18%	0.22%	0.08%
Allowance for loan losses to gross loans	1.33%	1.51%	1.46%	1.53%	1.42%	1.65%	2.14%

Deposits

Major classifications of deposits at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30,	December 31,	Percentage Change
	2006	2005
	($ in thousands)
Interest bearing demand	$6,996	$4,185	67.17%
Savings and money market	15,088	9,439	59.85
Time	173,921	183,052	(4.99)
Time over $100,000	267,555	131,468	103.51

Total interest-bearing deposits	463,560	328,144	41.27
Non-interest bearing demand deposits	31,592	22,502	40.40

Total deposits	$495,152	$350,646	41.21%

Deposits historically have been the primary source of funding our asset growth. As of September 30, 2006, total deposits were $495.2 million, compared to $350.6 million as of December 31, 2005. The increase in total deposits is driven by our growth in certificates of deposit. As of September 30, 2006, certificates of deposit were $441.5 million, compared to $314.5 million as of December 31, 2005. As of the same dates, brokered CDs represent $267.6 million (54.0% of deposits) and $133.3 million (38.0% of deposits), respectively. Non-interest bearing deposits were $31.6 million on September 30, 2006 and $22.5 million on December 31, 2005, an increase of 41%.

Capital Resources

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain three minimum capital ratios. Tier 1 risk-based capital ratio compares "Tier 1" or "core" capital, which consists principally of common equity, and risk-weighted assets for a minimum ratio of at least 4%. Tier 1 leverage ratio compares Tier 1 capital to adjusted total assets for a minimum ratio of at least 4%. Total risk-based capital ratio compares total capital, which consists of Tier 1 capital, certain forms of subordinated debt, and a portion of the allowance for loan losses, to risk-weighted assets for a minimum ratio of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.

The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

	September 30, 2006
			Adequately
	Actual		Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio (to Average Assets)
Omni National Bank	$43,965	7.29%	$24,123	4.0%	$30,154	5.0%
Company	$44,063	7.26%	$24,277	4.0%	NA
Tier I Capital (to Risk Weighted Assets)
Omni National Bank	$43,965	8.71	$20,191	4.0	$30,286	6.0
Company	$44,063	8.84	$19,938	4.0	NA
Total Capital (to Risk Weighted Assets)
Omni National Bank	$52,200	10.34	$40,387	8.0	$50,484	10.0
Company	$57,841	11.61	$39,856	8.0	NA

	December 31, 2005
			Adequately
	Actual		Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio (to Average Assets)
Omni National Bank	$34,337	7.5%	$18,420	4.0%	$23,025	5.0%
Company	$32,627	7.1%	$18,456	4.0%	NA
Tier I Capital (to Risk Weighted Assets)
Omni National Bank	$34,337	9.8	$14,038	4.0	$21,058	6.0
Company	$32,627	9.3	$14,058	4.0	NA
Total Capital (to Risk Weighted Assets)
Omni National Bank	$40,729	11.6	$28,077	8.0	$35,096	10.0
Company	$48,868	13.9	$28,116	8.0	NA

The Bank and the Company met all capital adequacy requirements to which we are subject as of September 30, 2006 and December 31, 2005. The Bank is also considered “well capitalized” as of the same dates (the “well capitalized” category does not apply to holding companies). The equity capital proceeds associated with the stock offering were received by the Company in October 2006. The capital ratios numbers above do not reflect the impact of the stock offering. The Leverage ratio, Tier 1 Capital ratio and Total Capital ratios, giving effect to the capital infusion, would be approximately 12.65%, 15.41% and 18.18%, respectively.

Subordinated Debt

In order to manage our capital position more efficiently, we have relied on trust preferred securities issued by our wholly-owned subsidiaries, Omni Statutory Trust II, Omni Statutory Trust III, and Omni Statutory Trust IV.

In 2003, 2004 and 2005 we issued, through these subsidiaries, trust preferred securities representing a preferred beneficial interest in our unsecured junior subordinated debentures. The trust preferred securities qualify as Tier I capital under Federal Reserve Board guidelines within certain limitations. In each case, the proceeds from the issuance of the trust preferred securities and the common securities of the trust were used the trust to purchase our junior subordinated debentures, which carry a floating rate of interest adjusted every three months to the 3-Month LIBOR. At September 30, 2006, the 3-Month LIBOR rate was 5.37%. The junior subordinated debentures mature on the 30-year anniversary of their issuance and cannot generally be called prior to the five-year anniversary of the date of issuance. The following table sets forth the principal terms of the junior subordinated debentures as of the date indicated.

Trust Name	Issuance Date	Principal Amount of Debenture	Spread to 3-month LIBOR	9/30/2006 Interest Rate
Omni Statutory Trust II	March 26, 2003	$5.2 million	+ 3.15%	8.52%
Omni Statutory Trust III	June 17, 2004	$5.2 million	+ 2.70%	8.07%
Omni Statutory Trust IV	March 17, 2005	$10.3 million	+ 1.90%	7.27%

In accordance with FASB Interpretation No. 46, Omni Statutory Trust II, Omni Statutory Trust III and Omni Statutory Trust IV are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the trusts, as these are no longer eliminated in consolidation. The trust preferred Securities are recorded as junior subordinated debentures on the balance sheets, but subject to certain limitations, the trust preferred securities qualify for Tier 1 capital for regulatory capital purposes.

Contractual Obligations and Off-Balance Sheet Arrangements

We routinely enter into contracts for services in the conduct of ordinary business operations which may require payment for services to be provided in the future and may contain penalty clauses for early termination of the contracts. To meet the financing needs of our customers, we are also parties to financial instruments with off-balance sheet risk including commitments to extend credit and standby letters of credit. We have also committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the holders of preferred securities to the extent that Omni Statutory Trust II, Omni Statutory Trust III, and Omni Statutory Trust IV have not made such payments or distributions: (1) accrued and unpaid distributions, (2) the redemption price, and (3) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution.

We do not believe that these off-balance sheet arrangements have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have a future effect.

Liquidity

Liquidity represents the availability of funding to meet the needs of depositors, borrowers, and creditors at a reasonable cost, on a timely basis, and without adverse consequences. Our primary sources of liquidity are certificates of deposit, FHLB borrowings, and cash derived from payments and maturities of both the investment and loan portfolios. Our certificate of deposit base includes both core deposits and brokered CDs. We gain additional liquidity through the sale of investments, the sale of loans and loan participations, and through correspondent banking relationships with various financial institutions.

As of September 30, 2006, we had overnight borrowing lines available at correspondent banks totaling $42.0 million, of which $2.1 million was outstanding. As of September 30, 2006, we also had an $88.4 million credit line available at the FHLB. Our FHLB borrowings were $82.5 million as of quarter-end. At September 30, 2006, we had further liquidity available through $67.6 million in unpledged securities that could either be sold or pledged to secure additional borrowings.

Historically, we have funded our loan growth with a combination of deposits and FHLB borrowings. Total deposits have increased to $495.2 million on September 30, 2006 from $350.6 as of December 31, 2005. Brokered CDs, which are part of deposits, increased to $267.6 million from $133.4 million over the same time period. Likewise, FHLB borrowings increased to $82.5 million from $69.5 million.

Our liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficient operations and is continuously evaluated as part of our asset/liability management process. We believe that our liquidity sources, including the net proceeds of this offering, will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

Since growth in core deposits may be at intervals different from loan demand, we may follow a pattern of funding irregular growth in assets with short-term borrowings, which are then replaced with core deposits. However, we may also choose to use short-term borrowings to help manage interest rate risk by funding variable rate loans.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending, investing, and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. While we typically manage our interest rate sensitivity by attempting to match the re-pricing opportunities on our earning assets to those on our funding liabilities, from time to time we do take positions to take advantage of predicted interest rate movements.

Management uses various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. We actively manage our securities portfolio and the terms and pricing of loans and deposits to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Interest rate risk is addressed by our Asset Liability Management Committee, or ALCO, which is comprised of senior management and board directors. The ALCO and our Board of Directors monitor interest rate risk by analyzing the potential impact on the net economic value of equity and net interest income from potential changes in interest rates, and consider the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet in part to maintain the potential impact on economic value of equity and net interest income within acceptable ranges despite changes in interest rates.

Our exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO and our Board of Directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in economic value of equity in the event of hypothetical changes in interest rates. If potential changes to net economic value of equity and net interest income resulting from hypothetical interest rate changes are not within the limits established by our Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.

Economic Value of Equity. We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as economic value of equity, using a simulation model. This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates.

At September 30, 2006, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established. The following table shows our projected change in economic value of equity for this set of rate shock at September 30, 2006.

Economic Value of Equity

Interest Rate Scenario	Economic Value	Percentage Change from Base	Percentage of Total Assets
	($ in millions)
Up 200 basis points	$49.30	-0.76%	7.73%
Up 100 basis points	49.95	0.54	7.83
BASE	49.68		7.79
Down 100 basis points	47.70	(3.99)	7.48
Down 200 basis points	44.17	(11.09)	6.92

Sensitivity to Net Interest Income

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base
	($ in millions)
Up 200 basis points	$37.16	0.16%
Up 100 basis points	37.15	0.13
BASE	37.10
Down 100 basis points	37.03	(0.19)
Down 200 basis points	36.92	(0.49)

Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2006, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income using a base market interest rate. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet remains static and that its structure does not change over the course of the year. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.

Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loans loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At September 30, 2006 our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

Item 4.	Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, the Company, under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e). The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is reported within the time periods specified under Securities and Exchange Commission rules. Additionally, they concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in time to allow timely decisions regarding required disclosures.

There were no changes in internal controls over financial reporting or, to management’s knowledge, in other factors during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, a party to litigation arising in the normal course of its business. In the opinion of management, it is not anticipated that the settlement or resolution of any such matters will have a material adverse effect on its financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the information contained in this report, you should consider the factors discussed in under the heading "Risk Factors” in the Company’s Prospectus dated September 28, 2006, which was filed with the SEC on September 29, 2006 under Rule 424(b) under the Securities Act of 1933, as amended. These factors could materially affect our business, financial condition or future results. The risks described in such Prospectus are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any unregistered equity securities during the quarter ended September 30, 2006.

The following table sets forth the Company’s repurchases of its common stock during the third quarter of 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2006	—	—	—	—
August 1 through August 31, 2006	—	—	—	—
September 1 through September 30, 2006	9	$10.15	9	—
Total	9	$10.15	9	—

(1)	Certain fractional shares associated with the one-for-two reverse stock split effective May 1, 2006 were repurchased effective September 29, 2006.

On September 28, 2006, the Company’s Registration Statement on Form S-1 covering the offering of 3,350,000 shares of Company common stock (Registration No. 333-134997) was declared effective. The Company signed the underwriting agreement on September 28, 2006 and the offering closed on October 4, 2006. On October 12, 2006, the underwriters purchased an additional 502,500 shares of common stock pursuant to their exercise of the over-allotment option granted in the above-referenced offering. As of the date of this report, all offered securities have been sold and the offering has terminated. The offering was managed by Sandler O’Neill & Partners, L.P. and Keefe, Bruyette & Woods, Inc.

The total price to the public for the shares offered and sold by the Company, including the over-allotment, was $36.6 million. The total underwriting discount was $2.6 million, and the

Company incurred offering expenses of approximately $800,000. All of these expenses were direct or indirect payments to persons other than directors, officers or their associates; persons owning 10% or more of the Company’s outstanding common stock, or affiliates of the Company.

The net proceeds of the offering, including the exercise of the over-allotment option, to the Company (after deducting the underwriting discount and offering expenses set forth above), were $33.2 million. Since the offering, the net proceeds have been held in a money market account in our bank and used for working capital. There has been no material change in the planned use of the proceeds from the initial public offering as described in the final prospectus filed with the SEC relating to the offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2006

OMNI FINANCIAL SERVICES, INC.

By:	/s/ Constance E. Perrine
Constance E. Perrine
Executive Vice President and Chief Financial Officer