Form 10-K
period 2006-12-31
Omni Financial Services, Inc.
filed 2007-03-21
CIK 1362599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act Of 1934 For The Fiscal Year December 31, 2006.

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Transition Period from to .

Commission file number 001-33014

Omni Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-1990666
(State of Incorporation)	(I.R.S. Employer Identification No.)

Six Concourse Parkway, Suite 2300, Atlanta	30328
(Address of principal executive offices)	(Zip Code)

770-396-0000

(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  Common Stock

Title of class	Name of each exchange on which registered
Common Stock	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The registrant’s common stock began trading on the NASDAQ Global Market on September 29, 2006 and was not traded on the last business day of the registrant’s most recently completed second fiscal quarter. For informational purposes, the aggregate market value of the common stock held by non-affiliates of the registrant was $47,702,675 at March 2, 2007 based on the closing sale price of $9.75 per share as reported by the NASDAQ Global Market.

There were 11,334,807 shares of the registrant’s common stock outstanding as of March 2, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2007.	Part III (Portions of Items 10-14)

Note: Throughout this report, unless the context indicates otherwise, references to “Omni,” “Omni Financial Services,” “the Company,” “we,” “us,” and “our” mean the combined business of Omni Financial Services, Inc. and its consolidated subsidiaries, and references to the “Bank” mean our banking subsidiary, Omni National Bank.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under Item 1A- Risk Factors and the following:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•

general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth and the lack of seasoning of our loan portfolio;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.	Business.

General

We are a bank holding company headquartered in Atlanta, Georgia. Our operations are principally conducted through our wholly owned subsidiary, Omni National Bank, a national bank headquartered in Atlanta, Georgia. We have one full-service banking location in Atlanta, Georgia, one in Dalton, Georgia, five in North Carolina (including one office that will open in April 2007), one in Chicago, Illinois and one in Tampa, Florida. In addition, we have loan production offices in Charlotte, North Carolina, Birmingham, Alabama, Philadelphia, Pennsylvania, and Dallas, Texas (opening in April 2007). On a consolidated basis, as of December 31, 2006, we had approximately $702.8 million in assets, $494.8 million in net loans, $544.7 million in deposits and $72.3 million in shareholders’ equity.

For the year ended December 31, 2006, we experienced a growth of $225.8 million, or 47.3%, in assets as compared to the same period in 2005. This increase is primarily attributable to the growth in our loan portfolio of $172.0 million or 53.3%, which was paced by our core competency of redevelopment lending. The redevelopment sector of our loan portfolio experienced a growth of 110.6%, or $69.4 million during 2006.

We provide a broad array of financial products and services, including specialized services such as community redevelopment lending, small business lending and equipment leasing, residential construction lending, consumer lending, warehouse lending and asset-based lending. We seek to expand our financial products and services and geographic markets to meet the needs of our customers, diversify our revenue stream and mitigate our exposure to regional economic downturns. For the twelve months of 2006, our core product, community redevelopment lending, generated approximately 26.9% of our revenue, and approximately 53.0% of our interest income on our loan portfolio was generated outside of the metropolitan Atlanta market. The revenue generated by community redevelopment was spread over several markets. Atlanta generated approximately 61.6%, Charlotte 4.1%, Birmingham 7.3%, Tampa 12.6%, and Chicago 14.4% of our community redevelopment lending revenue for 2006.

Our Business Plan: Execute on Opportunities

We commenced operations in 1992 as a private redevelopment lender in Atlanta, Georgia. Between 1992 and 2000, we developed and implemented a proprietary community redevelopment lending model, which includes both loan production and credit administration. Redevelopment lending involves making real estate construction loans to support the restoration of low- to moderate- income neighborhoods. This business line has been supported by the gentrification of American cities, the process of higher-income households moving into low-income neighborhoods, which helps to increase the value of the area’s properties. Our redevelopment lending model, combined with our proven ability to identify and integrate business opportunities and key personnel, has facilitated our expansion into a full-service financial services organization. In the last few years, we have executed on the following opportunities:

•

In March 2000, we acquired United National Bank, a 25-year-old troubled minority-owned financial institution headquartered in Fayetteville, North Carolina with approximately $30 million in assets. This acquisition allowed us to engage in the banking business and helped to lower our cost of funds. During the first year following the acquisition, our management injected new capital, implemented new management systems and operating procedures, created new products and services, updated technology systems and applied intense problem loan workout strategies. After one year, the banking regulators lifted all previously imposed regulatory restrictions, and we changed the bank’s name to Omni National Bank.

•	In March 2001, we formed Omni Community Development Corporation, which owns, operates, rehabilitates and makes loans to low- and moderate-income individuals, families and neighborhoods.

This subsidiary also engages in mezzanine finance activities, which sometimes involve the issuance of subordinated debt and equity, with the lender ranking junior to senior creditors and senior to common stock or other equity, where the borrower is either: (1) located in a low- to moderate-income area, or (2) serves predominately low- to moderate-income areas or neighborhoods, or (3) employs predominately low- to moderate-income individuals.

•

In December 2002, we established Omni Capital, our small business lending and commercial leasing division, to accommodate an experienced team of small business lending and leasing professionals who joined our organization from a national commercial finance company. This initiative enhanced our management team and further diversified our lending activities.

•	In June 2004, we acquired a Florida banking charter, allowing us to open a de novo branch in Tampa that initially focused on redevelopment lending activities.

•

In December 2004, we opened a loan production office in Chicago, Illinois. We relocated one of our most experienced commercial lenders to Chicago and recruited local lenders to form a full-service bank branch in June 2005.

•

In July 2005, we acquired Georgia Community Bank, a three-year-old troubled financial institution in Dalton, Georgia with approximately $40 million in assets. This acquisition permitted us to relocate our North Carolina charter to Georgia, open a branch office in Atlanta and begin conducting full-service banking operations in Georgia.

•

In September 2006, the Company’s registration statement relating to the initial public offering of common stock was declared effective and the stock began trading on the NASDAQ Global Market under the ticker symbol “OFSI”. The Company issued 3,852,500 shares of common stock and received net proceeds of approximately $33.0 million in the offering, which closed in early October 2006.

•	In November 2006, we opened a loan production office in Philadelphia, Pennsylvania.

•	In April 2007, we will open a loan production office in Dallas, Texas.

Our Core Competencies

We have focused our lending activities primarily on commercial real estate and real estate construction loans, which comprised 79.2% of our total gross loan and lease portfolio at December 31, 2006. In addition to traditional lending and deposit gathering capabilities, we also provide a broad array of financial products and services aimed at satisfying the needs of small to mid-sized businesses, professional corporations and their proprietors, and individual real estate investors.

We attribute our success to the following core competencies:

•

Entrepreneurial Focus. We pride ourselves on our alacrity when presented with strategic and lending opportunities. By bringing an entrepreneurial focus to traditional banking, we are able to structure unique transactions and respond quickly to our customers’ needs. Our broad range of experience also allows us to execute specialized types of lending not normally offered by institutions of our size. By offering our customers flexibility and responsiveness and providing a full range of financial products and services, we believe we are well positioned to serve our markets.

•

Our Unique Culture. We have instilled a culture of partnership, creating a shared sense of commitment throughout our organization. Under the leadership of our senior executive team, we have created a positive work environment for our employees and fostered a productive, entrepreneurial culture. Our directors and employees are invested directly in our success, as evidenced by their collective ownership of approximately 57.8% of our common stock at December 31, 2006.

•	Employee and Customer Diversity. Since our inception, we have focused on serving the needs of the communities in which we operate, and in particular, minority communities. We believe the diversity of our employees and directors enables us to establish and maintain customer relationships. Approximately 40% of our associates are minorities with ethnic backgrounds that include African- American, Hispanic, Asian, Pacific Islander, Pakistani and Persian. Our employees speak over ten different languages and approximately 60% of our associates are female. Our culture of diversity is the essence of our character; we experience it in our customers and it is embraced by our board of directors, executive officers and employees.

•

Stringent Credit Administration and Problem Loan Workouts. We consider credit administration to be of primary importance. We emphasize early and frequent communication with our borrowers, with follow-up on late payments generally commencing when a loan is five days past due and foreclosure proceedings typically beginning when it is 30 days past due. We also tailor our credit approval and administration processes to each borrower’s risk profile and to the specific type of loan. For instance, in our community redevelopment lending area, our lenders monitor construction progress on site for each of our loans on a weekly basis. Our disciplined approach to credit administration is evidenced by our charge-off ratio (net charge-offs to average loans) of 0.17%, 0.23% and 0.10% for 2006, 2005 and 2004, respectively. We have also aggressively and successfully pursued payment on nonperforming assets acquired in the acquisitions of United National Bank and Georgia Community Bank, both of which were troubled institutions at the time of acquisition.

Our Markets

We currently operate in several attractive markets with diverse economies. While general population growth is an important factor in our evaluation of desirable geographic markets, the diverse needs of our customers require us to evaluate a variety of other demographic and economic metrics. For instance, because our business model focuses on community redevelopment lending as a catalyst for expansion, we consider market information regarding fluctuations in home values (which represent potential collateral value), the number of housing starts and the median year of construction for housing structures. We view housing start and median age statistics as important because redevelopment lending tends to be most successful in economically disadvantaged metropolitan neighborhoods with 40-50 year old homes, but can also be profitable wherever there is a supply of deteriorated urban properties undergoing restoration and upgrading. We also look for ethnically diverse markets with a substantial number of minority-owned and women-owned businesses.

We compete principally in the Atlanta, Georgia; Chicago, Illinois; Tampa, Florida; Fayetteville, North Carolina; Birmingham, Alabama; Philadelphia, Pennsylvania; and Dallas, Texas (opening April 1, 2007) markets.

Recent Developments

Through December 31, 2005, we were a pass-through S corporation for tax purposes. Effective January 1, 2006, we terminated our S corporation election and as a result, are now taxed as a C corporation.

On April 18, 2006, our shareholders approved, and on May 1, 2006 we implemented, a one-for-two reverse stock split of our common stock.

Lending Activities

We make loans primarily to small- and medium-sized commercial businesses, professional corporations and their proprietors, and to individual real estate investors. A small portion of our commercial loans are government-guaranteed loans to small businesses under the United States Small Business Administration (“SBA”) program. We also make consumer loans, but these loans comprise a relatively small portion of our loan portfolio.

Our loan portfolio at December 31, 2006 was comprised as follows:

Type	Dollar Amount	Percentage of Portfolio
Real Estate—Construction	$61,768	12.3%
Community Redevelopment	132,162	26.3%
Commercial Real Estate	184,015	36.6%
Residential Real Estate	20,254	4.0%
Commercial and Industrial	102,017	20.3%
Consumer	2,374	0.5%

Total	$502,590	100.0%

In addition, we have entered into contractual obligations, through lines of credit and standby letters of credit, to extend approximately $52.7 million in credit as of December 31, 2006. We use the same credit policies in making these commitments as we do for our other loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations.”

Real Estate—Construction. Construction loans generally are secured by first liens on real estate and have floating interest rates. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the value of the project is dependent on its successful completion. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, upon the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the unpaid portion of the loan in its entirety. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While we have underwriting procedures designed to identify what we believe to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Community Redevelopment. Community redevelopment lending represents 26.3% of our total loan portfolio as of December 31, 2006. As of that date, we had $132.2 million in loans outstanding in our community redevelopment loan portfolio. We have engaged in community redevelopment lending since 1992, when we began lending in the inner-city of Atlanta, Georgia, predominately in low- to moderate-income neighborhoods. Opportunities to make community redevelopment loans have expanded in Atlanta and in our other markets as the gentrification of American cities has escalated. Gentrification is the process of higher-income households moving into low-income neighborhoods, which helps to increase the value of the area’s properties.

Generally, our customers are “investors” specializing in the acquisition of dilapidated, inner-city, scattered-lot properties consisting primarily of one- to four-family residences. At the time they are acquired, these properties are often vacant, which further contributes to the blight of the neighborhood. Because of the poor condition of the property, the acquisition price is usually significantly lower than that of a previously restored and occupied property. Once the property is restored to its original condition or further rehabilitated, the property is sold, leased or refinanced. We do not provide the investor long-term, end financing of these properties.

An investor, upon identifying a piece of property, typically executes a purchase agreement, prepares a list of proposed improvements and related costs and submits these documents to one of our redevelopment loan officers. Each property is then personally inspected by an experienced loan officer who evaluates the potential success of the project. If the borrower meets the credit underwriting criteria under our proprietary model, we grant the loan and the project proceeds. We finance both the acquisition of and improvements to the property. Generally, the advance rate (the maximum amount we will lend on any project) approximates 70% of the after-repair value, with most projects being financed at a rate of 65% to 70% of the after-repair value.

The average life of a community redevelopment loan, which varies based on geographic location and other factors, is slightly more than eight months. Generally, the investor completes the project within three to five months and sells or refinances it thereafter. The investor may then apply to us for a new loan on a new project. Although we grant successful investors additional credit to enable them to rehabilitate multiple properties at one time, no single investor represented more than 1% of our outstanding portfolio of redevelopment loans at December 31, 2006.

Our redevelopment lending portfolio is characterized by a larger number of loans with relatively small balances. As of December 31, 2006, our redevelopment lending portfolio consisted of over 1,200 loans outstanding with an average balance of approximately $109,500. As of December 31, 2006, interest rates on these loans ranged from 8.0% to 16.0%, with an average interest rate of 12.64%. Although we require significant additional overhead to achieve safety and soundness in this portion of our portfolio, our significant experience, proprietary credit scoring model and ongoing credit administration have enabled us to achieve net charge-offs of 0.33%, 0.27%, and 0.27% of average loans in this portfolio, respectively, for the years ended December 31, 2006, 2005, and 2004.

To our knowledge, few insured depository institutions provide a comparable product. Our competition consists principally of private lenders, individuals and companies experienced in this line of business. We believe the lower cost of funds available to us as a bank, which enables us to lend at lower interest rates than our non-bank competitors, provides us with a competitive advantage that has enabled us to experience significant growth in this area.

We currently engage in community redevelopment lending in Atlanta, Georgia; Chicago, Illinois; Tampa, Florida; Birmingham, Alabama; Charlotte, North Carolina; Philadelphia, Pennsylvania, and Dallas, Texas (opening on April 1, 2007). We are evaluating other cities for redevelopment and other lending opportunities, including Baltimore, Maryland; Washington, D.C.; Houston and San Antonio, Texas; and Boston, Massachusetts and anticipate expanding into one or more of these cities in the future. The table below presents the balance of our community redevelopment loan portfolio by location at December 31, 2006, 2005, and 2004. (Dollars in thousands)

	2006	2005	2004
Atlanta	$79,887	$44,609	$36,333
Charlotte	7,031	4,489	7,493
Birmingham	8,947	3,504	1,193
Tampa	14,465	5,468	480
Chicago	21,457	4,692	392
Philadelphia	375	—	—

Total	$132,162	$62,762	$45,891

The following table presents the volume of originations in our community redevelopment portfolio by location. The dollar amount and number of loans originated are presented for the periods ending December 31, 2006, 2005, and 2004. (Dollars in thousands)

	2006		2005		2004
	Amount	Number	Amount	Number	Amount	Number
Atlanta	$114,105	978	$73,062	728	$52,170	584
Charlotte	9,227	93	6,497	91	7,103	136
Birmingham	12,009	239	5,211	109	1,326	32
Tampa	21,823	176	7,668	58	220	4
Chicago	29,728	182	8,082	70	392	4
Philadelphia	375	4	—	—	—	—

Total	$187,267	1,672	$100,520	1,056	$61,211	760

Commercial Real Estate. We make both non-owner occupied and owner-occupied commercial mortgage loans to finance the purchase of real property. Non-owner occupied commercial mortgage lending typically involves higher loan principal amounts, and the repayment of loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. As a general practice, we require our non-owner occupied commercial mortgage loans to be collateralized by well-managed income-producing property with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flows from the collateral provide adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project we are financing.

Owner-occupied commercial mortgages are typically extended to commercial enterprises to finance their operating facilities. The primary source of repayment is the operating income of the business enterprise. As such, payment depends on the owner’s successful operation of the business. Our commercial mortgage loans are generally collateralized by first liens on real estate, have fixed or floating interest rates and generally amortize over a 10 to 25 year period with balloon payments due at the end of three to five years. Because payment on commercial mortgage loans often depends on the successful operation or management of the property, repayment may be subject to adverse conditions in the real estate market.

In underwriting commercial mortgage loans, we seek to minimize our risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. Our underwriting analysis also includes credit checks, reviews of appraisals and environmental hazards or EPA reports and a review of the financial condition of the borrower. We attempt to limit our risk by analyzing our borrowers’ cash flow and collateral value on an ongoing basis.

Residential Real Estate. This portion of our portfolio consists of home equity lines of credit and residential mortgage loans that we originate and hold. These loans are generally made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by residential real estate, the value of which is reasonably ascertainable.

Commercial and Industrial. The commercial and industrial portion of our portfolio consists of commercial loans to business ventures, credit lines for working capital and short-term seasonal or inventory financing and letters of credit. Commercial borrowers typically secure their loans with assets of their businesses, personal guaranties of their principals and occasionally mortgages on the principals’ personal residences. Our commercial loans are underwritten on the basis of the commercial borrower’s ability to service the debt from income. The risk in commercial loans is generally due to the type of assets collateralizing these loans.

General factors affecting a commercial borrower’s ability to repay include interest rates, inflation and the demand for the commercial borrower’s products and services, as well as other factors affecting a borrower’s customers, suppliers and employees. Commercial loans generally will be serviced from the operations of the business, and those operations may not be successful.

Consumer. We make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. Consumer loans entail greater risk than other loans, particularly in the case of consumer loans that are unsecured or secured by depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by job loss, divorce, illness or personal hardships.

We also provide the following specialized lending services to our customers in our market areas:

Warehouse Lending. These loans are classified as “loans held for sale” and consist of commitments to residential mortgage lenders to temporarily fund residential mortgages that they originated pending purchase of the mortgages by secondary market mortgage investors. These commitments are funded on an individual mortgage loan basis and are structured as a 100% participation in the underlying collateral. The loans are secured by an assignment of the underlying mortgage obligation and related collateral. The commitments also carry a corporate guarantee by the originating mortgage lender and, in most cases, personal guarantees by the principals of the mortgage lender.

Small Business Lease Finance. This portion of our portfolio consists primarily of loans to finance operating equipment and machinery principally for commercial manufacturers, transportation companies and commercial contractors. The loans are secured by the equipment financed and in most cases are guaranteed personally by the principals of the borrower. These loans are typically structured with amortizations of three to seven years with a fixed rate of interest. A minimal portion of this portfolio consists of financing commitments structured as true operating or capital leases. These loans are included in the commercial and industrial portfolio.

Lending Policies

Our board of directors has established and periodically reviews our bank’s lending policies and procedures. We have established common documentation and standards for our market areas. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. National banking regulations provide that a banks’ legal lending limit to any one borrower may not exceed 15% of a bank’s Tier 1 capital. At December 31, 2006, the Company’s legal lending limit was approximately $8.9 million. Any loan over $3.0 million or any loan to a borrower or group of borrowers with total commitments exceeding $3.0 million is evaluated by our loan committee, which is authorized to approve loans in amounts up to our legal lending limit. We occasionally sell participation interests in loans to other lenders, primarily when a loan relationship would exceed our legal lending limit.

Credit Administration and Loan Review

We consider credit administration to be of primary importance. We emphasize early-and frequent-communication with our borrowers, with follow-up on late payments generally commencing when a loan is five days past due and foreclosure proceedings typically begin when it is 30 days past due. We also tailor our credit approval and administration processes to each borrower’s risk profile and to the specific type of loan. Each of our loan officers is responsible for each loan he or she originates, and this responsibility continues until the loan is repaid or assigned officially to another officer. Our loan officers monitor the past due and overdraft lists on a daily basis, review upcoming maturities on a weekly to monthly basis and prepare status reports on adversely rated loans on a quarterly basis. They also review the periodic financial statements of commercial borrowers in order to analyze financial trends and potential credit quality issues. In addition to these initial underwriting and loan servicing procedures, we employ a full-time loan review officer and retain an independent third party to review our loans on an annual basis.

Concentrations

Our loan portfolio has a concentration of loans in real estate related loans and includes significant credit exposure to the commercial real estate industry. As of December 31, 2006, real estate related loans comprised 79.2% of our portfolio. Substantially all of these loans are secured by first liens with an initial loan to value ratio generally ranging from 70% to 85%. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Loans — Concentrations” for additional information.

Allowance for Loan Losses. There are certain risks in making all loans. A principal economic risk in making loans is the creditworthiness of the borrower. Other risks in making loans include the period of time over which loans may be repaid, changes in economic and industry conditions, and circumstances unique to individual borrowers.

Deposit Services

We offer a full range of deposit services, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. Because of the historically low interest rate environment in the last three years, we have chosen to obtain a significant portion of our deposits from outside our local market. Our out-of-market, or wholesale, certificates of deposits represented 54.3% of total deposits at December 31, 2006. The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market. This funding strategy allowed us to operate in limited locations, maintain a smaller staff, and not incur significant marketing costs to advertise deposit rates, which in turn has allowed us to maintain our focus on growing our loan portfolio. In anticipation of rising interest rates and our continued growth, we have recently begun to focus on expanding our retail deposit program. Deposit rates are reviewed regularly by senior management of the Company. We believe that the rates we offer are competitive with those offered by other financial institutions in our area.

Other Banking Services

We offer other bank services including safe deposit boxes, traveler’s checks, direct deposit, United States Savings Bonds, and banking by mail. We earn fees for most of these services, including debit and credit card transactions, sales of checks, and wire transfers. We also receive ATM transaction fees from transactions performed by our clients. Since we outsource our ATM services, we are charged related transaction fees from our ATM service provider. We have contracted with Fidelity Integrated Financial Solutions, an outside computer service company, to provide our ATM processing. By outsourcing this service, we believe we are able to reduce our overhead by matching the expense in each period to the transaction volume that occurs during the period, as a significant portion of the fee charged is directly related to the number of loan and deposit accounts and the related number of transactions we have during the period. We believe that by being associated with a shared network of ATMs, we are better able to serve our clients and are able to attract clients who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We also offer Internet banking services, bill payment services, and cash management services.

Competition

We conduct business principally through branches and loan production offices in our market areas, which include Atlanta and Dalton, Georgia; Fayetteville, High Point, and Parkton, North Carolina; Tampa, Florida; Chicago, Illinois; Philadelphia, Pennsylvania; and Dallas, Texas (opening April 1, 2007). In each of our market areas, we generally compete locally, regionally, and nationally with other commercial banks, savings and loan associations, credit unions, mortgage brokers and mortgage companies, mutual funds, securities brokers, consumer finance companies, other lenders and insurance companies. Many of our competitors compete with offerings by mail, telephone, computer and/or the Internet. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. While our rates are not significantly lower, and in some cases are higher than those of our competitors, we believe our entrepreneurial focus, unique culture and employee diversity provide us with a competitive advantage in attracting customers.

Our principal competitors with respect to our community redevelopment lending program are private non-bank lenders. We believe we compete in this area based principally on our ability to offer interest rates that are lower than those of our competitors, as a result of the lower cost of funds available to us at the Company. We also compete effectively based on our significant experience in community redevelopment lending and the breadth and depth of services we provide to our customers.

Many of our competitors have offices in our market areas. These institutions, as well as other competitors, have greater resources, broader geographic markets and higher lending limits, offer various services that we do not offer and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on the factors described above.

Employees

At March 1, 2007, we employed a total of 180 full-time and 6 part-time employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

SUPERVISION AND REGULATION

Both the holding company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Omni Financial Services, Inc.

We own 100% of the outstanding capital stock of Omni National Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956. As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of our operations.

The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Activities at the bank and holding company levels are limited to:

•	banking and managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring all or substantially all of the assets of any bank;

•

acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would directly or indirectly own or control more than 5% of the voting shares of such bank; or

•	merging or consolidating with another bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside of Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. Because the Bank has been chartered for more than three years, this restriction would not limit our ability to sell.

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of a bank holding company include:

•	making, acquiring, brokering or servicing loans and certain types of leases;

•	factoring accounts receivable;

•	leasing personal or real property;

•	underwriting and dealing in government obligations and money market instruments;

•	trust company functions;

•	providing specified management consulting and counseling activities;

•	engaging in certain insurance and discount brokerage activities;

•	performing certain data processing services;

•	acting in certain circumstances as a fiduciary or investment or financial adviser;

•	operating a non-bank depository institution, such as a savings association; and

•	making investments in certain corporations or projects designed primarily to promote community welfare.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

The Federal Reserve imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “—Omni National Bank—Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “—Omni National Bank—Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

In addition to the permissible bank holding company activities listed above, the Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The following activities are considered financial in nature:

•	lending, trust and other banking activities;

•	insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities and acting as principal, agent or broker for these purposes, in any state;

•	providing financial, investment or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

On December 18, 2006, the SEC and the Federal Reserve issued joint proposed rules that would implement the “broker” exception for banks under Section 3(a)(4) of the Exchange Act of 1934 and would be adopted as part of the Gramm-Leach-Bliley Act. The proposed rules would implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for the bank’s customers as part of its trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of Omni is required to be well capitalized and well managed and have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we would be required to file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. See “Market for Common Equity and Related Stockholder Matters” for additional information regarding our ability to pay dividends.

Support of Subsidiary Institution. Under Federal Reserve policy, we are expected to act as a source of financial strength for Omni National Bank and to commit resources to support Omni National Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to Omni National Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal banking regulator to maintain the capital of Omni National Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Omni National Bank

The Bank operates as a national bank incorporated under the laws of the United States and subject to examination by, and the regulations of, the Office of the Comptroller of the Currency (the “OCC”) and the supervision, examination and reporting requirements of the National Bank Act. The OCC regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is generally $100,000 per depositor subject to the aggregation rule, it is also subject to certain FDIC regulations. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations. In addition, federal law provides up to $250,000 in deposit insurance coverage for self-directed retirement accounts, such as Individual Retirement Accounts (IRAs).

The OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

•	security devices and procedures;

•	adequacy of capitalization and loss reserves;

•	loans;

•	investments;

•	borrowings;

•	deposits;

•	mergers;

•	issuances of securities;

•	payment of dividends;

•	interest rates payable on deposits;

•	interest rates or fees chargeable on loans;

•	establishment of branches;

•	corporate reorganizations;

•	maintenance of books and records; and

•	adequacy of staff training to carry on safe lending and deposit gathering practices.

The OCC requires banks to maintain specified capital ratios and imposes limitations on a bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The OCC also requires banks to prepare annual reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

Prompt Corrective Action—The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking regulators have also specified by regulation the relevant capital levels for each of the other categories. As of December 31, 2006, the Bank qualified for the well-capitalized category.

Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories.

Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•	submit a capital restoration plan;

•	raise additional capital;

•	restrict their growth, deposit interest rates, and other activities;

•	improve their management;

•	eliminate management fees; or

•	divest themselves of all or a part of their operations.

National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the OCC or the Federal Reserve to be troubled institutions must give the OCC or the Federal Reserve 30 days prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the OCC or the Federal Reserve, as the case may be, may approve or disapprove any such appointment.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is assigned to any of the “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” categories is required to submit an acceptable capital restoration plan to its appropriate federal banking regulators. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Deposit Insurance—The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”). The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

Capital group assignments are made quarterly and an institution is assigned into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FDIC may increase or decrease the assessment rate schedule on a quarterly basis and has set the rate at 1.22 cents per $100 of deposits for the first quarter of 2007. An increase in the FDIC assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Transactions with Affiliates and Insiders—The Bank and the Company are subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, investments in, or (except for real and personal property exempted by the Federal Reserve) assets a bank may purchase from affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

The Bank and the Company are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Banks are subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. With some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Dividends—A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. At December 31, 2006, the Bank could pay cash dividends without prior regulatory approval.

If, in the opinion of the OCC, a bank was engaged in or about to engage in unsafe or unsound practice, the OCC could require, after notice and a hearing, that the bank stop or refrain from engaging in the practice it considers unsafe or unsound. The OCC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Branching—A national bank is required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which its main office is located. Under current Georgia law, Omni National Bank may open branch offices throughout Georgia with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in Georgia. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

Community Reinvestment Act—The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the OCC, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank. Additionally, a bank must publicly disclose the terms of various Community Reinvestment Act—related agreements.

Allowance for Loan and Lease Losses—The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis—Critical Accounting Policies.”

Commercial Real Estate Lending—The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property or nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•

total commercial real estate loans represent 300% or more of the institution’s total capital and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Privacy—The Gramm-Leach-Bliley Act contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

USA PATRIOT Act of 2002—In October 2002, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”), as it is amended by the Bank Secrecy Act and the rules and regulations of the Office of Foreign Asset Control, was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21—The Check Clearing for the 21st Century Act, also known as Check 21, became law effective October 28, 2004. It gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•

requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

Financial Services Regulatory Relief Act—President Bush signed the Financial Services Regulatory Relief Act of 2006 (“Regulatory Relief Act”) into law on October 13, 2006. The Regulatory Relief Act repeals certain reporting requirements regarding loans to bank executive officers and principal shareholders. These changes have eliminated the statutory requirements for (1) the report to the board of directors when an executive officer becomes indebted to another institution in an aggregate amount that is greater than the officer would receive from his or her own institution; (2) the report filed by the institution that listed all credits made to executive officers since the previous report of condition; and (3) the report to the board of directors that is required when an executive officer or a principal shareholder become indebted to a correspondent bank.

The Regulatory Relief Act increased the size of a bank eligible for 18-month (rather than annual) examinations from $250 million to $500 million. The Regulatory Relief Act amends the privacy rules of Gramm-Leach-Bliley to clarify that CPA’s are not required to notify their customers of privacy and disclosure policies as long as they are subject to state law restraints on disclosure of non-public personal information without customer approval. Finally, the Regulatory Relief Act requires that the federal banking regulators develop model privacy notice forms, and banks adopting the model forms will be afforded a regulatory safe harbor under the disclosure requirements of Gramm-Leach-Bliley.

Other Regulations—Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Service members’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•

Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to federal laws applicable to depository accounts, such as the:

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

Capital Regulations—The federal banking regulators have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items.

The guidelines are minimums, and the federal banking regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either Omni Financial Services, Inc. or Omni National Bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and a limited amount of the general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. The aggregate of these individual computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

The federal bank regulators also have implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk, is 3%, but generally most institutions are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our Bank would be required to develop and file a plan with the OCC describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” for our holding company and bank capital ratios.

Enforcement Powers—The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Effect of Governmental Monetary Policies—Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 1A.	Risk Factors.

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development. We may not be able to expand our market presence in our existing markets or successfully enter new markets, and any such expansion could adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations or future prospects, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations could be materially adversely affected.

Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. Our rapid growth has placed, and it may continue to place, significant demands on our operations and management. Future growth involves a number of risks, including:

•	the entrance into new markets where we lack experience;

•	the experience of unexpected competition;

•	the introduction of new products and services into our business with which we have no prior experience;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices;

•	the ability to implement and improve our operational, credit, financial, management and other internal risk controls and processes and our reporting systems and procedures;

•	the ability to manage a growing number of client relationships;

•	the ability to recruit and retain additional experienced bankers to accommodate growth;

•	the ability to maintain controls and procedures sufficient to accommodate an increase in expected loan volume and infrastructure;

•	the diversion of our management’s attention from our existing businesses as a result of our growth strategy;

•	the additional expenditures our asset growth may require to expand our administrative and operational infrastructure; and

•	the ability to maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms.

The occurrence of any of these factors could have an adverse effect on our financial condition.

Our geographic diversity may present legal and practical difficulties that may harm our results of operations.

We currently have operations in six states, intend to expand into other states and have operated outside of Georgia and North Carolina for less than three years. Our national bank charter requires us to comply with federal laws and regulations. While certain state laws and regulations are preempted by federal laws, we must constantly monitor state laws in each state to ensure compliance, especially regarding collections, perfection of our security interests and the foreclosure process. State variances in laws may affect our ability to profitably expand. For example, as we enter states with judicial foreclosure laws, our nonperforming assets may remain on our books for longer periods of time due to the timing of judicial foreclosures.

The distance between our operations also presents logistical challenges, as our senior management’s ability to oversee operations directly is limited. We may also be unable to properly understand local market conditions, promptly react to market pressures or accurately analyze our local loan officers’ understanding of market conditions. Any failure on our part to manage our geographical diversity could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2006, approximately 79.2% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition. Additionally, a slowdown in real estate activity in the markets we serve may also cause a decline in our community redevelopment loan demand and may negatively impact our financial condition.

To maintain the relative positions of our loan portfolio, we believe we must expand our community redevelopment lending program to new markets, and if we cannot do so our net interest margin and return on equity may decline.

Community redevelopment lending represented approximately 26.3% of our total loans and approximately 27.4% of our gross revenue at December 31, 2006. We believe our community redevelopment lending program may have reached market saturation in Atlanta. We intend to expand into other markets in order to maintain the relative proportion of community redevelopment assets in our loan portfolio. Additionally, the need for community redevelopment lending in any geographic market is likely to represent only a small percentage of the lending requirements of that market. Therefore, we will likely need to continue to expand geographically in order to maintain our growth rates and margins. Geographic expansion will require us to enter into markets in which we have no experience and, consequently, we cannot assure you of our success. If we are unable to expand geographically, or if we are otherwise unable to maintain our loan portfolio mix, our net interest spread and margin will likely decline, causing a decrease in our return on equity and return on assets.

We lack experience in obtaining retail deposits, and further branch expansion in an effort to obtain such deposits may be unsuccessful and adversely affect our financial condition, results of operations or cash flows.

We have historically relied upon wholesale funding to fund our lending practices, but our goal is to develop a more significant retail deposit presence in the future. We may need to identify and retain an experienced manager to develop a retail deposit capability and may be unable to do so. Our retail deposit strategy may result in additional competition which could require additional expense in order for us to compete. Finally, the process of opening new branches may divert our time and resources, and the investment necessary for retail branch expansion may negatively impact our efficiency ratio and profitability. If we are not able to develop a more significant retail deposit presence, our financial condition, results of operation and cash flows could be adversely affected.

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth and may not even be able to grow our business at all. Because of our relatively small size and short operating history, it will be difficult for us to generate similar earnings growth as we continue to expand, and consequently our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;

•	credit risks of a particular customer;

•	changes in economic and industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;

•	our historical loan loss experience;

•	evaluation of economic conditions;

•	regular reviews of loan delinquencies and loan portfolio quality; and

•	the amount and quality of collateral, including guarantees, securing the loans.

There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods may exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

An economic downturn, either nationally or locally in areas in which our operations are concentrated, could adversely affect our financial condition, results of operations or cash flows.

Deterioration in local, regional, national or global economic conditions could result in, among other things, an increase in loan delinquencies, a change in the housing turnover rate or a reduction in the level of available wholesale deposits. If the communities in which we operate do not grow, or if the prevailing local or national economic conditions are unfavorable, our business may not succeed. A weakening of the employment market in our primary market areas could result in an increase in the number of borrowers who default on their loans. Further, the banking industry is affected by general economic conditions such as inflation, interest rates, recession, unemployment and other factors beyond our control. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we may be unable to benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

Changes in prevailing interest rates may reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer. After operating in a historically low interest rate environment, the Federal Reserve began raising short-term interest rates in the second quarter of 2004 and continued through June of 2006. We benefited from the rising interest rate environment, but we have made the necessary changes for a declining or flat rate environment. However, no assurance can be given that the Federal Reserve will actually continue to leave interest rates flat or that the results we anticipate will actually occur. For further discussion, see “Net Interest Income Simulation” under Item 7. Management’s Discussion and Analysis.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including design, testing and audit costs related to internal controls, as a result of the Sarbanes-Oxley Act. For example, for the year ended December 31, 2007, we will be required to comply with Section 404 of the Sarbanes-Oxley Act and our management will be required to issue a report on our internal controls over financial reporting. We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, our profitability and the market price of our stock may be adversely affected.

We are evaluating our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, beginning with the year ending December 31, 2008, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline and our ability to obtain any necessary equity or debt financing could suffer.

In addition, the rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, the interest of existing stockholders could be diluted.

We face strong competition for clients, which could prevent us from obtaining clients and may cause us to pay higher interest rates to attract clients.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not provide. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We will face risks with respect to future expansion and acquisitions or mergers.

We may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

•

the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

•	the risk of loss of key employees and customers.

Our business would be harmed if we lost the services of any of our senior management team and are unable to recruit or retain suitable replacements.

We believe that our success to date and our prospects for future success depend significantly on the efforts of our senior management team, which includes Stephen M. Klein, our Chairman and Chief Executive Officer, Irwin M. Berman, our President and Chief Operating Officer, Jeffrey L. Levine, our Chief Redevelopment Lending Officer, and certain of our senior bankers. In addition to their skills and experience as bankers, these persons provide us with extensive community ties upon which our competitive strategy is based. Our ability to retain these persons may be hindered by the fact that we have not entered into employment or non-competition agreements with most of them. Therefore, they are free to terminate their employment with us at any time, and we could have difficulty replacing our officers with equally competent persons who are experienced in the specialized aspects of our business. Although we maintain key person life insurance on Messrs. Klein, Berman and Levine, the loss of the services of any of these persons could have an adverse effect on our business.

Our directors and executive officers own a significant portion of our common stock.

Our directors and executive officers, as a group, beneficially own approximately 52.0% of our fully diluted outstanding common stock. As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to control the outcome of all matters submitted to our shareholders for approval, including the election of directors. The interests of our directors and executive officers may differ from those of our investors.

We are subject to claims regarding our acquisition of Georgia Community Bank that could result in substantial defense, judgment or settlement costs.

We were named as a defendant in litigation involving Georgia Community Bank, which we acquired in 2005. While the plaintiffs had initially dismissed us from the litigation in May of 2006, they have since filed a motion seeking leave to add the Bank as a party-defendant.

On October 24, 2005, two shareholders of Georgia Community Bancshares, Inc., the former parent of Georgia Community Bank, filed a proposed class action against, among others, Georgia Community Bancshares and Georgia Community Bank for fraud under the Georgia Securities Act of 1973, as amended, violations of the Georgia Racketeer Influenced and Corrupt Organizations Act, common law fraud, negligence and breach of fiduciary duty. The complaint alleged that, prior to our acquisition of Georgia Community Bank, other defendants committed fraud in the sale of Georgia Community Bancshares stock. It also alleged that, prior to our acquisition, Georgia Community Bank made and acquired loans, including loans to insiders, that were of poor quality and resulted in loss. The complaint did not allege that we participated in any of the acts of wrongdoing, but alleged that as a result of our acquisition of Georgia Community Bank we assumed its liability for these claims. The complaint sought compensatory damages, punitive damages, treble damages under RICO and attorneys’ fees. In addition, a number of the other defendants have asserted that we have an obligation under the Georgia Business Corporation Code to indemnify those defendants and advance their costs of defense incurred in the action. There is also a possibility of claims for contribution in the future by other named defendants.

After the action was filed, we were not initially served with process. In discussions with plaintiffs’ counsel, we asserted that neither we nor Omni National Bank has any liability for the claims alleged in the complaint, that Omni National Bank owns any claims against Georgia Community Bank’s officers and directors for any breach of their fiduciary duties to Georgia Community Bank and that we will assert ownership of those claims, if the plaintiffs proceed with the litigation against us.

Our counsel accepted service of the complaint on our behalf on April 3, 2006. On April 18, 2006, our counsel served the plaintiffs and their counsel with written notice of our intent to file claims for abusive and frivolous litigation against the plaintiffs and their counsel if they failed to withdraw, abandon, discontinue or dismiss the complaint against us within 30 days of our notice. Subsequently, on May 3, 2006, plaintiffs voluntarily dismissed the action and all claims therein as to us without prejudice. The action is still pending against the remaining defendants.

On December 4, 2006, plaintiffs filed a motion seeking leave of court to amend the complaint to add the Bank as a party-defendant, alleging in their proposed amended complaint that the Bank, as the successor in interest to GCB assumed liability in the merger for the plaintiffs’ claims against GCB. The court has not yet ruled on this motion. The Company and the Bank believe that they have no liability for any of the claims alleged in the complaint and intend to defend the action vigorously if the plaintiffs proceed with any claims in the action against either or both of them.

We may identify further losses in the loan portfolio acquired in the acquisition of Georgia Community Bank.

As a result of the acquisition of Georgia Community Bank, we acquired certain loans with evidence of credit deterioration for which it was probable that all contractually required payments would not be collected. We recorded these loans at fair values based on estimated cash flows to be received. There is potential for further declines in expected cash flows, which would require additional provisions to the allowance for loan losses that may adversely affect our financial condition and results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. Our loan loss allowance may not be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition or results of operations.

Our operations could be interrupted if our network or computer systems fail or experience a security breach.

Our computer systems and network infrastructure could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, data security breach, or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could result in a loss of customers and thereby have a material adverse effect on our business, operating results and financial condition.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Our headquarters are located at Six Concourse Parkway, Suite 2300, Atlanta, Georgia. This location houses our executive management, Atlanta commercial and redevelopment lending, warehouse lending, factoring, finance and accounting, and deposit and loan operations. Information concerning all of our properties can be found in the table below.

Location	Owned/ Leased	Lease Expiration	Square Footage
Birmingham, Alabama
2 North 20th Street, Suite 2900	Lease	08/03/2009	1,944

Tampa, Florida
4010 Boy Scout Boulevard, Suite 155	Lease	11/30/2009	1,798

Atlanta, Georgia
5 Concourse Parkway, Suite 100	Lease	12/31/2011	3,006
6 Concourse Parkway, Suite 2300	Lease	12/31/2011	45,043
Commercial Lot Barfield & Mt. Vernon	Own	—	1.0 Acres

Dalton, Georgia
111 N. Pentz Street	Lease	03/31/2008	5,500
2217 Chattanooga Road	Lease	03/31/2007	1,500
221 W. Crawford Street	Own	—	5,500

Oak Park, Illinois
137 North Park Avenue, Suite 310	Lease	12/31/2007	1,353

Charlotte, North Carolina
6101 Carnegie Boulevard, suite 103	Lease	02/28/2009	2,075

Fayetteville, North Carolina
320 Green Street	Own	—	17,898
929 S. McPherson Church Road	Own	—	2,076
4841 Ramsey Street	Own	—	3,960

High Point, North Carolina
200 Greensboro Road	Own	—	3,000

Parkton, North Carolina
88 North Fayetteville Street	Lease	12/31/2008	1,100

Plymouth Meeting, Pennsylvania
620 W. Germantown Pike	Lease	03/31/2009	1,100

Seekonk, Massachusetts
21 Brook Street	Lease	06/30/2009	600

Dallas, Texas
10000 North Central Expressway, Suite 100	Lease	05/31/2012	4,000

Item 3.	Legal Proceedings.

We were named as a defendant in litigation involving Georgia Community Bank, which we acquired in 2005. While the plaintiffs had initially dismissed us from the litigation in May of 2006, they have since filed a motion seeking leave to add the Bank as a party-defendant.

On October 24, 2005, two shareholders of Georgia Community Bancshares, Inc., the former parent of Georgia Community Bank, filed a proposed class action against, among others, Georgia Community Bancshares, Georgia Community Bank and ourselves for fraud under the Georgia Securities Act of 1973, as amended and the Georgia Racketeer Influenced and Corrupt Organizations Act, common law fraud, negligence and breach of fiduciary duty. The action is entitled Gage, et al. v. Georgia Community Bank, Inc., et al., Civil Action No. 2005CV107863, Superior Court of Fulton County, State of Georgia. The complaint alleged that, prior to our acquisition of Georgia Community Bank, defendants committed fraud in the sale of Georgia Community.

The complaint alleged, incorrectly, that we merged with Georgia Community Bank and assumed all of its liabilities, including liability for the claims alleged in the complaint. In fact, we purchased all of Georgia Community Bank’s stock from Georgia Community Bancshares, caused Georgia Community Bank to be converted into a national bank and merged it into our subsidiary bank, Omni National Bank. We do not believe there is a good faith basis for contending that we assumed Georgia Community Bank’s liabilities.

After the action was filed, we were not initially served with process. In discussions with plaintiffs’ counsel, we asserted that neither we nor Omni National Bank has any liability for the claims alleged in the complaint, that Omni National Bank owns any claims against Georgia Community Bank’s officers and directors for any breach of their fiduciary duties to Georgia Community Bank and that we will assert ownership of those claims, if the plaintiffs proceed with the litigation against us.

Our counsel accepted service of the complaint on our behalf on April 3, 2006. On April 18, 2006, our counsel served the plaintiffs and their counsel with written notice of our intent to file claims for abusive litigation pursuant to O.C.G.A. § 51-7-80 et seq. and for frivolous litigation pursuant to O.C.G.A. § 9-15-14 against the plaintiffs, their counsel and each counsel’s firm if they failed to withdraw, abandon, discontinue or dismiss the complaint against us within 30 days of our notice. Subsequently, on May 3, 2006, plaintiffs voluntarily dismissed the action and all claims therein as to us without prejudice. The action is still pending against the remaining defendants.

On December 4, 2006, plaintiffs filed a motion seeking leave of court to amend the complaint to add the Bank as a party-defendant, alleging in their proposed amended complaint that the Bank, as the successor in interest to GCB assumed liability in the merger for the plaintiffs’ claims against GCB. The court has not yet ruled on this motion. The Company and the Bank believe that they have no liability for any of the claims alleged in the complaint and intend to defend the action vigorously if the plaintiffs proceed with any claims in the action against either or both of them.

Our subsidiary bank through its merger with Georgia Community Bank, which was a federally-chartered savings bank, may have assumed obligations under 12 C.F.R. § 545.121 to indemnify those defendants who were officers and directors of Georgia Community Bank for their costs of defense if they prevail on the merits as to the claims against them in that capacity. However, if they do not prevail on the merits, any indemnification for judgments, settlements or defense costs would require affirmative action by the board of directors of Omni National Bank and would require a finding by the board that those former Georgia Community Bank officers and directors were acting for a purpose that they could have reasonably believed was in the best interest of Georgia Community Bank or its shareholders. Based on our knowledge of the allegations of the complaint, and Georgia Community Bank’s history, its financial circumstances at the time of our acquisition, and their causes, there does not appear to be a substantial likelihood that the board of Omni National Bank would be able to reach such a finding.

Georgia Community Bancshares maintained director and officer liability insurance with Federal Insurance Company, with aggregate policy limits of $1,000,000. Omni National Bank may have succeeded to Georgia Community Bank’s rights under the policy and may be entitled to coverage either in its own right or if it were required to indemnify former Georgia Community Bank officers and directors for the defense costs they incur in the action. Since the coverage limits are low, it is possible that the policy will be depleted and there may not be any coverage remaining under the policy to reimburse Omni National Bank for any defense costs it incurs or indemnification payments it makes. If the director and officer defendants reach a settlement with the plaintiffs, it is likely that the insurance company and the officers and directors will ask us to participate. We will consider cooperating in the settlement, but do not intend to contribute to it financially.

Fraud Loss. In December 2005, we identified a $1.0 million loss in our warehouse lending program as a result of a defalcation. In late 2005, we wired $1.0 million to a closing agent identified by one of our loan participation partners for the purchase of three loans, with such funds to be held in escrow pending closing of the acquisition. To date, we have not received the related loan documents nor have we recovered the funds. The closing agent has refused to provide us with any useful information regarding the status of these funds. We believe that our loan participation partner may have fraudulently obtained the loans and that the closing agent may have participated in that fraud and/or fraudulently disbursed the funds without proper authority. In connection with this fraud, we took a charge of $1.0 million against earnings in 2005. We are pursuing multiple actions to recover our funds, and an FBI criminal investigation is currently underway. While we may ultimately recover a portion of these funds, this remains uncertain.

Other. We are involved in no other material legal proceedings, other than ordinary routine litigation incidental to our business. Our management does not believe that such legal proceedings, individually or in the aggregate, are likely to have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Prior to our initial public offering, our common stock was not traded on an established public trading market and quotations for our common stock were not reported on any market. As a result, there was no regular market for our common stock, and our shares were infrequently traded in private transactions. Management is aware that during the two years prior to the initial public offering, our common stock traded at prices ranging from $6.70 to $10.00 per share, as adjusted for our one-for-two reverse stock split effective May 1, 2006.

Since our initial public offering on September 28, 2006, our common stock has been trading on the NASDAQ Global Market under the symbol “OFSI”. The average daily trading volume for our stock during the period beginning on that date and ending December 31, 2006 was 29,093 shares. On March 2, 2007, we had approximately 750 shareholders of record.

The following table shows the reported high and low sales prices reported by the NASDAQ Global Market for the three months ended December 31, 2006.

Month	High	Low
October	$11.42	$10.00
November	$10.93	$10.00
December	$10.42	$10.00

Performance Graph

The performance graph below compares the cumulative shareholder return on Omni Financials’ Common Stock with the cumulative total return on the NASDAQ BANK INDEX and the NADAQ EQUAL WEIGHTED INDEX. The graph assumes an in investment of $100.00 on September 29, 2006, the first trading day for our common stock after our initial public offering. The performance graph represents past performance and should not be considered to be an indication of future performance.

	September	October	November	December
OFSI	$100.00	$100.00	$97.71	$99.33
NASDAQ Bank Index	$100.00	$105.83	$110.12	$110.63
NASDAQ Weighted Index	$100.00	$103.60	$108.03	$106.64

Dividends

We have declared quarterly dividends in line with our strategic objective of distributing 25% of our core after-tax earnings. For the foreseeable future, we intend to declare dividends at the discretion of the directors and the ability of our subsidiary, Omni National Bank, to pay dividends to us. The table below shows the cash dividends declared per share by quarter for the years ended December 31, 2006 and 2005.

	Tax Portion of Historical Distributions Per Share	Regular Portion of Historical Distributions Per Share	Total Cash Distributions Per Share
2006
Fourth quarter	$—	$0.040	$0.040
Third quarter	—	0.040	0.040
Second quarter	0.074	0.040	0.114
First quarter	0.030	0.028	0.058

2005
Fourth quarter	$—	$0.027	$0.027
Third quarter	0.052	0.027	0.079
Second quarter	0.131	0.027	0.158
First quarter	—	0.057	0.057

See “Business—Supervision and Regulation—Omni Financial Services, Inc.—Dividends” for information regarding regulatory policies governing our ability to pay dividends. Our ability to pay cash dividends is further subject to our continued payment of interest that we owe on our junior subordinated debentures. As of December 31, 2006, we had approximately $20.6 million of junior subordinated debentures outstanding. We have the right to defer payment of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters. If we defer, or fail to make, interest payments on the junior subordinated debentures, we will be prohibited, subject to certain exceptions, from paying cash dividends on our common stock until we pay all deferred interest and resume interest payments on the junior subordinated debentures.

Our principal source of cash is dividends paid by Omni National Bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. As of December 31, 2006, an aggregate of approximately $3,797,000, plus current year earnings, was available for payment of dividends by Omni National Bank to us under applicable regulatory restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of Omni National Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements. See “Business—Supervision and Regulation—Omni National Bank—Dividends.”

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	442,603	$6.10	470,898
Equity compensation plans not approved by security holders	—	$—	—

Total	442,603	$6.10	470,898

To date, we have only granted stock options under the 2001 stock incentive plan. The options typically vest over a three- to five-year period, although vesting may be accelerated under certain conditions as described in the plan. As of December 31, 2006, we had 37,750 unexercisable options outstanding under the plan.

As of December 31, 2006, 404,853 exercisable options to purchase common stock were outstanding, representing approximately 3.6% of the number of issued and outstanding shares of common stock as of that date. We intend to maintain a ratio of outstanding options (or other incentives providing for the issuance of common stock) to outstanding common stock of approximately 7% for the foreseeable future.

The following table sets forth the Company’s repurchases of its common stock during the period ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
First quarter	—	$—	—	$—
Second quarter	—	—	—	—
Third quarter	9	9.60	9	—
Fourth quarter	—	—	—	—

Total	9	$9.60	9	$—

Item 6.	Selected Financial Data.

	At or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Total Assets	$702,764	$477,005	$317,743	$212,261	$144,509
Securities available for sale	134,554	105,825	66,818	38,199	8,141
Securities held to maturity	—	—	—	—	14,926
Loans receivable (net)	494,814	322,844	222,603	153,424	103,555
Loans held for sale	9,635	8,205	4,435	—	—
Deposits	544,670	350,646	234,232	179,369	121,704
Short-term borrowings and long term debt	57,500	69,500	49,270	6,232	4,898
Junior subordinated debentures	20,620	20,620	10,310	5,155	—
Shareholders’ equity	72,347	29,082	21,020	17,773	14,854
Selected Income Statement Date:
Interest income	$50,065	$30,983	$19,285	$14,039	$11,771
Interest expense	23,670	12,923	6,268	4,487	4,339

Net interest income	26,395	18,060	13,017	9,552	7,432
Provision for loan losses	2,583	1,264	1,451	705	433

Net interest income after provision for loan losses	23,812	16,796	11,566	8,847	6,999
Noninterest income	2,922	2,674	2,483	2,411	2,835
Noninterest operating expenses	18,380	14,609	10,457	9,175	9,149

Income before taxes	8,354	4,861	3,592	2,083	685
Income taxes	(952)	—	—	—	—

Net income	$9,306	$4,861	$3,592	$2,083	$685

Selected Proforma Income Statement Data:
Net income as reported	$9,306	$4,861	$3,592	$2,083	$685
Adjustment for income tax expense(1)	—	(1,476)	(297)	(583)	(149)
Change in tax status—conversion to C Corporation(1)	(3,691)	—	—	—	—

Proforma net income(1)	$5,615	$3,385	$3,295	$1,500	$536

Per Share Data:
Net income per share:
Basic	$1.11	$0.74	$0.55	$0.33	$0.14
Diluted	$1.09	$0.73	$0.54	$0.32	$0.14
Book value per share	$6.38	$4.02	$3.22	$2.72	$2.35
Tangible book value per share	$5.87	$3.22	$2.84	$2.47	$2.10
Average shares outstanding:
Basic	8,397,832	6,550,502	6,545,321	6,387,878	4,933,804
Diluted	8,563,627	6,657,988	6,621,619	6,412,278	4,946,678
Cash dividends declared(2)	$0.148	$0.138	$0.082	$0.048	$0.032
Common stock outstanding	11,332,307	7,226,000	6,530,252	6,545,133	6,330,198
Pro Forma Per Share Data:
Pro forma earnings per share:
Basic(1)	$0.67	$0.52	$0.50	$0.23	$0.11
Diluted(1)	$0.66	$0.51	$0.50	$0.23	$0.11

(1)	Adjusted to reflect the $3.69 M tax credit related to our conversion from an S-Corporation to a C-Corporation, recognized on January 1, 2006, and a combined Federal and state tax rate of 38% for the periods that we operated as an S-Corporation.
(2)	Cash dividends for the first two quarters of 2006 and for years prior to 2006 do not include the tax portion distributed to stockholders to cover potential tax liabilities as an S-Corporation.

Item 6.	Selected Financial Data, Continued.

	At or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Selected Performance Ratios:
Return on average assets/GAAP(1)	1.59%	1.20%	1.34%	1.16%	0.54%
Return on average shareholders’ equity/GAAP(1)	20.86%	21.51%	19.13%	13.38%	7.50%
Return on average tangible equity/GAAP(1)	23.99%	26.33%	21.51%	14.84%	8.80%
Net interest spread	4.35%	4.45%	4.99%	5.66%	6.23%
Net interest margin	4.77%	4.70%	5.20%	5.87%	6.49%
Efficiency ratio	62.69%	70.46%	67.50%	76.70%	89.10%
Loan to deposit ratio	90.80%	92.07%	95.00%	86.00%	85.10%
Return on average assets/Pro Forma(1)	0.96%	0.84%	1.23%	0.84%	0.42%
Return on average shareholders’ equity/Pro Forma(1)	12.59%	14.98%	17.55%	9.64%	5.84%
Return on average tangible equity/Pro Forma(1)	14.47%	18.33%	19.73%	10.68%	6.89%
Asset Quality Ratios:
Non-performing loans to gross loans	1.03%	1.52%	0.79%	0.94%	2.08%
Non-performing assets to total assets	1.22%	1.29%	0.77%	0.89%	2.86%
Allowance for loan losses to gross loans	1.33%	1.46%	1.53%	1.42%	1.65%
Allowance for loan losses to non-performing loans	128.50%	96.13%	192.80%	151.30%	79.20%
Net charge-offs to average loans outstanding	0.17%	0.23%	0.10%	0.18%	0.22%
Capital Ratios:
Tangible equity to tangible assets	9.50%	4.94%	5.89%	7.67%	9.29%
Risk based capital:
Leverage capital	13.11%	7.49%	8.12%	10.30%	8.80%
Tier 1	15.62%	9.83%	10.44%	12.46%	11.59%
Total	16.82%	13.90%	13.00%	13.71%	12.71%
Growth Ratios:
Percentage change in net income	91.4%	35.3%	72.4%	204.0%	(13.9)%
Percentage change in diluted net income per share	45.6%	35.2%	68.8%	128.6%	(12.5)%
Percentage change in assets	47.3%	50.1%	49.7%	46.9%	37.7%
Percentage change in net loans	53.3%	44.9%	45.3%	47.8%	50.7%
Percentage change in deposits	55.3%	49.7%	30.6%	47.4%	39.2%
Percentage change in equity	148.8%	38.4%	18.3%	19.7%	89.1%

(1)	Adjusted to reflect the $3.69 M tax credit related to our conversion from an S-Corporation to a C-Corporation, recognized on January 1, 2006, and a combined Federal and state tax rate of 38% for the periods that we operated as an S-Corporation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

We are a bank holding company headquartered in Atlanta, Georgia. We provide a broad array of financial products and services including specialized services such as community redevelopment lending, small business lending and equipment leasing, residential construction lending, consumer lending, warehouse lending and asset-based lending through our wholly owned subsidiary, Omni National Bank, a national bank headquartered in Atlanta, Georgia. We have one full-service banking location in Atlanta, one in Dalton, Georgia, five in North Carolina, one in Chicago, Illinois, and one in Tampa, Florida. In addition, we have loan production offices in Charlotte, North Carolina, Birmingham, Alabama, Philadelphia, Pennsylvania, and will open an office in Dallas, Texas in April 2007.

Like most banks, we derive the majority of our income from interest received on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our clients. We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense.

The operating efficiency ratio represents the percentage of one dollar of operating expense required to be incurred to earn a full dollar of revenue. We compute our operating efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. For the year ended December 31, 2006, we spent an average of $0.63 to earn each $1.00 of revenue.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Primary Factors in Evaluating Financial Condition and Results of Operations

As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:

•	Return on Average Equity, or ROAE;

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.

In the calculation of the ratios below, pro forma results and historical results are reflected. Net income for the year ended December 31, 2005 has been adjusted to reflect a combined federal and state tax expense of 38% for the period assuming the Company operated as a C Corporation. Net income for the year ended December 31,

2006, has been reduced by a $3.69 million tax credit recorded on January 1, 2006 upon conversion from an S Corporation to a C Corporation.

Return on Average Equity. Pro forma net income for the year ended December 31, 2006 was $5.6 million compared to pro forma net income of $3.4 million for the year ended December 31, 2005, an increase of 65.9%. Pro forma ROAE was 12.59% for the year ended December 31, 2006, compared to 14.98% for the year ended December 31, 2005. Unadjusted net income for the years ended December 31, 2006 and 2005 was $9.3 million and $4.9 million and ROAE was 20.86% and 21.51%, respectively.

Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of nonperforming loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Nonperforming assets include loans past due 90 days or more and still accruing, non-accrual loans and OREO. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. At December 31, 2006, nonperforming assets were $8.5 million compared to $6.2 million at December 31, 2005. Nonperforming assets as a percentage of total assets were 1.22% December 31, 2006, compared to 1.29% as of December 31, 2005.

At December 31, 2006, other real estate owned was $3.4 million compared to $1.2 million at December 31, 2005. Non-performing assets as a percentage of gross loans and other real estate owned was 1.69% at December 31, 2006, compared to 1.87% as of December 31, 2005.

Asset Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased 47.3% to $702.8 million at December 31, 2006, from $477.0 million at December 31, 2005. Gross loans grew 53.1% to $501.5 million at December 31, 2006 from $327.6 million at December 31, 2005. Total deposits increased 55.3% to $544.7 million at December 31, 2006 from $350.6 million at December 31, 2005.

Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our efficiency ratio (non-interest expenses divided by the sum of net interest income and non-interest income) was 62.69% at December 31, 2006 and 70.46% December 31, 2005.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2006.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments, estimates, and or differences that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

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

Although we believe the levels of the allowances as of December 31, 2006 and December 31, 2005 were adequate to absorb probable losses in the loan portfolio, a decline in local economic or other factors could result in increasing losses that cannot be reasonably estimated at this time.

Income Taxes. For the year ended December 31, 2005, and for prior years, the Company, with the consent of its shareholders, elected to be taxed under the Internal Revenue Code as an S Corporation. As an S Corporation we did not record a provision for income taxes. Instead, our shareholders separately accounted for their pro rata share of the Company’s taxable income. The Company’s shareholders terminated the S Corporation election effective January 1, 2006, and we now pay corporate income taxes. To provide more meaningful comparisons in our presentation and analysis, we have added proforma income tax expense to our income statements and ratios for December 31, 2005, and all prior periods. We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Results of Operations

Income Statement Review

Summary

Net income for year ended December 31, 2006, was $9.3 million, a $4.4 million, or an 91.4% increase from $4.9 million for the year ended December 31, 2005. Pro forma net income increased $2.2 million, or 65.9%, from $3.4 million for the year ended December 31, 2005 to $5.6 million for the year ended December 31, 2006.

The increase in net income resulted from an $8.3 million increase in net interest income due to the increase in average loans outstanding, a $250,000 increase in noninterest income, and a $952,000 net tax benefit resulting from the $3.7 million tax benefit recognized on January 1, 2006 as a result of the conversion from an S Corporation to a C Corporation. Offsetting these positive variances was an increase in noninterest expense of

$3.8 million, primarily associated with salaries and benefit expenses, and an increase in the provision for loan losses of $1.3 million.

We were treated as an S corporation prior to January 1, 2006 and did not pay any income taxes. If we had been required to pay income taxes, we would have recorded income tax provisions of $1.5 million and $297,000 for the years ended December 31, 2005 and 2004 respectively. Our effective tax rates would have been 30.4% in 2005 and 8.3% in 2004. Our effective tax rate in 2004 would have been unusually low as a result of our contribution to a local governmental authority of significantly appreciated land held as long term-term capital asset.

Net income was $4.9 million for the year ended December 31, 2005 compared to $3.6 million for the year ended December 31, 2004, an increase of 35.3%. The increase was primarily attributable to an increase in net interest income of $5.1 million partially offset by a $4.2 million increase in other expenses. Pro forma net income was $3.4 million for the year ended December 31, 2005 compared to $3.3 million for the year ended December 31, 2004. Pro forma net income includes the income tax provisions noted above of $1.5 million in 2005 and $297,000 in 2004. Net income for the year ended December 31, 2004 was favorably impacted by the unusually low effective tax rate.

Net Interest Income and Margin

For the year ended December 31, 2006, net interest income grew $8.3 million, or 46.2%, from $18.1 million at December 31, 2005 to $26.4 million. This increase is attributed to the increase in interest income of $19.1 million, which resulted from the 100 basis point increase in the prime interest rate and an increase in the average interest-earning assets of $169.3 million.

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The continuous growth in our loan portfolio is the primary driver of the increase in net interest income. During the three years ended December 31, 2006, our loan portfolio (net of allowance for loan loss) had increased an average of $113.4 million annually. The growth in 2006 was $172.0 million. Because we are asset sensitive, the yield on our interest earning assets will increase as interest rates increase. We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income. However, no assurance can be given that we will be able to increase loans at the same levels we have experienced in the past.

The net interest margin is calculated as net interest income divided by average interest-earning assets. Our net interest margin for the year ended December 31, 2006 was 4.77%, compared to 4.70% for the same period in 2005. The net interest margin was primarily driven by the increased yield on our loan portfolio, an increase in the average balance of non-interest bearing deposits and an increase in shareholders’ equity resulting from our capital raises during the fourth quarter of 2005 and the first and fourth quarter of 2006.

The net interest spread is the difference between the yield we earn on our net interest-earning assets and the rate we pay on our net interest-bearing liabilities. Our net interest spread was 4.35% for the year ended December 31, 2006, as compared to 4.45% for the year ended December 31, 2005. The net interest spread declined as a result of the increase in the cost of funds. As loans increased an average of $113.4 million per year for the past three years, our deposits grew an average of $291.6 million per year for the same time period, increasing the cost of our funds due to larger deposits in higher earning accounts such as money markets and certificates of deposits. During 2006, the average rate on interest-bearing liabilities, which determines our cost of funds, increased 108 basis points as compared to an increase of 98 basis points in the rate earned on interest-earning assets. The growth in interest expense outpacing the growth in interest income is also the result of the inverted yield curve which caused our interest expense to increase at a faster rate than yields on loans and investments.

Net interest income for the year ended December 31, 2005 increased by $5.1 million, or 38.7%, as compared to the year ended December 31, 2004. The increase resulted from an increase in interest income of $11.7 million, resulting from an increase of $133.8 million in average interest-earning assets, which was funded through an increase of $127.2 million in average interest-bearing liabilities, including an $84.1 million increase in average time deposits and a $38.1 million increase in average FHLB borrowings. Another contributing factor was a 200 basis point increase in the prime rate since December 31, 2004.

The average yield on our interest-earning assets was 8.06% for the year ended December 31, 2005, compared to 7.70% for the year ended December 31, 2004, an increase of 36 basis points. The increase in the yield on our interest-earning assets was driven by the yield on our loan portfolio. Principally due to the increasing prime rate (57.2% of our loan portfolio was variable rate tied to prime as of December 31, 2005), the yield on our loan portfolio increased from 8.68% for the year ended December 31, 2004 to 9.39% for the year ended December 31, 2005.

The cost of our average interest-bearing liabilities increased to 3.61% in the year ended December 31, 2005, from 2.71% in the year ended December 31, 2004. Due to the rising interest rate environment our average rate on interest-bearing deposits increased to 3.51% for the year ended December 31, 2005, from 2.77% for the year ended December 31, 2004. Likewise, our average rate on FHLB borrowings increased to 3.51% for the year ended December 31, 2005, from 1.90% for the year ended December 31, 2004.

Our net interest margin of 4.70% for the year ended December 31, 2005 was 50 basis points lower than the net interest margin for the year ended December 31, 2004, as the increased yields being earned on interest-earning assets did not keep up with the increased rates being paid on interest-bearing liabilities.

The table below sets forth balance sheet items on a daily average basis for the years ended December 31, 2006, 2005, and 2004 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. The securities are all classified as available for sale.

Securities available for sale are carried at amortized cost for purposes of calculating the average rate received. Yields on tax-exempt securities are not computed on a tax equivalent basis. (Dollars in thousands)

	Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Securities
Taxable	$92,867	$4,562	4.91%	$58,831	$2,530	4.30%	$29,269	$1,312	4.48%
Tax-exempt	34,321	1,371	3.99	32,404	1,262	3.89	23,661	923	3.90

Total securities	127,188	5,933	4.66	91,235	3,792	4.16	52,930	2,235	4.22

Fed funds sold	1,988	102	5.13	502	16	3.19	636	8	1.26
Interest-bearing deposits	1,049	52	4.96	937	11	1.17	311	5	1.61
Loans held for sale	5,876	545	9.28	10,720	807	7.53	1,481	95	6.41
Loans	417,424	43,433	10.41	280,810	26,357	9.39	195,073	16,942	8.68

Total earning assets	553,525	50,065	9.04	384,204	30,983	8.06	250,431	19,285	7.70
Non-earning Assets
Cash and due from banks	4,762			3,580			2,980
Allowance for loan losses	(5,567)			(4,234)			(2,741)
Bank-owned life insurance	1,201			1,132			1,088
Other assets	31,162			19,386			15,687

Total assets	$585,083			$404,068			$267,445

Interest Bearing Liabilities
Interest-bearing demand deposits	7,125	13	0.18%	3,748	4	0.11%	3,574	4	0.11%
Money market and savings accounts	14,849	458	3.08	9,232	135	1.46	11,071	92	0.83
Time Deposits	383,031	18,008	4.70	263,155	9,542	3.63	179,048	5,271	2.94

Total interest-bearing deposits	405,005	18,479	4.56	276,135	9,681	3.51	193,693	5,367	2.77
Fed funds purchased and other borrowings	4,489	239	5.32	3,005	104	3.46	6,376	108	1.69
FHLB borrowings	74,866	3,432	4.58	61,621	2,162	3.51	23,526	448	1.90
Junior subordinated debt	20,620	1,520	7.37	17,562	976	5.56	7,527	345	4.58

Total interest-bearing liabilities	504,980	23,670	4.69	358,323	12,923	3.61	231,122	6,268	2.71
Non-interest Bearing Liabilities
Noninterest demand deposits	28,046			18,344			14,604
Other liabilities	7,453			4,807			2,945
Shareholders’ equity	44,604			22,594			18,774

Total liabilities & shareholders’ equity	$585,083			$404,068			$267,445

Net interest income and margin		$26,395	4.77%		$18,060	4.70%		$13,017	5.20%

Net interest spread			4.35%			4.45%			4.99%

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-earning liabilities and the applicable rates have had on changes in net interest income for the periods presented. For purposes of this table, non-accrual loans have been included in the average loan balances. (Dollars in thousands)

	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to changes in			Increase (Decrease) Due to changes in
	Rate	Volume	Total	Rate	Volume	Total
Interest on securities:
Taxable securities	$401	$1,631	$2,032	$(51)	$1,269	$1,218
Tax-exempt securities	33	76	109	(2)	341	339
Fed funds sold	15	71	86	9	(1)	8
Interest-bearing deposits	40	1	41	(1)	7	6
Loans held for sale	277	(539)	(262)	19	693	712
Loans	3,115	13,961	17,076	1,461	7,954	9,415

Total interest income	3,881	15,201	19,082	1,435	10,263	11,698
Interest Expense:
Interest-bearing demand deposits	4	5	9	0	0	0
Money market and savings accounts	209	114	323	55	(12)	43
Time deposits	3,338	5,128	8,466	1,411	2,860	4,271
Fed funds purchased and other borrowings	70	65	135	(8)	4	(4)
FHLB borrowings	747	523	1,270	587	1,127	1,714
Junior subordinated debt	355	189	544	87	544	631

Total interest expense	4,723	6,024	10,747	2,132	4,523	6,655

Net increase (decrease)	$(842)	$9,177	$8,335	$(697)	$5,740	$5,043

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Balance Sheet Review—Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance. The table below describes the detail for the provision. (Dollars in thousands)

	At or For the Years Ended December 31,
	2006	2005	2004
Allowance for loan losses:
Balance at beginning of year	$4,791	$3,463	$2,204
Provisions charged to operating expenses	2,583	1,264	1,451
Total recoveries	59	46	46
Total charged-off	(787)	(700)	(238)

Net charge-offs	(728)	(654)	(192)

Allowance for loan losses acquired in business combination	—	718	—

Balance at end of period	$6,646	$4,791	$3,463

Net charge-offs to average loans outstanding	0.17%	0.23%	0.10%
Allowance for loan losses to gross loans	1.33%	1.46%	1.53%

The increases in the allowance for each of the years ended December 31, 2006, 2005 and 2004, related to our decision to increase the allowance in response to the $172.0 million, $100.2 million and $69.2 million growth in loans for the years ended December 31, 2006, 2005 and 2004, respectively. The loan loss reserve was $6.6 million, $4.8 million and $3.5 million as of December 31, 2006, 2005 and 2004, respectively. The allowance for loan losses as a percentage of gross loans was 1.33% at December 31, 2006, 1.46% at December 31, 2005, and 1.53% at December 31, 2004, while the percentage of nonperforming loans and assets to gross loans was 1.22%, 1.29% and 0.77% at December 31, 2006, 2005 and 2004, respectively. For further discussion see “Allowance for Loan Losses”.

Noninterest Income

The following table sets forth information related to our noninterest income. (Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Gain on sale of loans	$1,632	$1,667	$1,153
Service charges on deposit accounts	711	519	387
Investment securities (losses) gains, net	13	(12)	65
Other income	567	500	878

Total noninterest income	$2,923	$2,674	$2,483

Noninterest income for the year ended December 31, 2006 was $2.9 million, an increase of $249,000 or 9.3% compared to noninterest income of $2.7 million during the same period in 2005. The growth in 2006 is due to the $192,000 increase in service charges on deposit accounts which is the result of the growth in deposit accounts and higher NSF fees associated with those accounts. Other noninterest income increased by $67,000 primarily as a result of an increase of $163,000 in the gain on sale of other real estate owned. In 2005 we had a $102,000 loss on the sale of other real estate owned, while in 2006 we recorded a gain on sale of other real estate owned of $61,000. Gain on sale of loans was relatively flat year over year.

Total noninterest income remained relatively flat at $2.7 million for the year ended December 31, 2005 compared to $2.5 million for the year ended December 31, 2004. Our gain on loan sales increased by $356,000 in 2005, with the SBA division accounting for $186,000 and the leasing division accounting for $119,000 of this increase. Included in the gain on loan sales was an increase of $158,000 in broker fees. Approximately half of the broker fee income was derived from our recently acquired Dalton branch, which receives brokerage fees on mortgage loans. The remaining portion of the increase came from our leasing division, which receives fees for referring deals to other financial entities when we decide not to underwrite for our own portfolio. Deposit service charges decreased by $77,000 in 2005 due to the introduction of a free checking product.

Other noninterest income decreased by $378,000 in 2005 due to the following principal factors. In 2005, we had a $102,000 loss on the sale of other real estate owned, while in 2004, we had a $70,000 gain on the sale of other real estate owned, representing a difference of $172,000. Additionally, in May 2004, we sold our 51% interest in a land development project to our partner for a gain of $120,000.

Noninterest Expense

The following table sets forth information related to our noninterest expense. (Dollars in thousands)

	Years ended December 31,
	2006	2005	2004
Salaries and employee benefits	$9,479	$6,580	$5,282
Occupancy and equipment	2,889	2,197	1,693
Professional fees	1,129	362	714
Loan related and other real estate owned expense	877	707	606
Telecommunications	564	440	307
Advertising and marketing	441	299	197
Office supplies	296	265	174
Loss from warehouse lending fraud	—	1,039	—
Other	2,705	2,720	1,484

Total noninterest expense	$18,380	$14,609	$10,457

Noninterest expense increased by $3.8 million or 25.8% due to the increases related to the overall organization growth, facilities improvement and larger transaction volume. Contributing to the $3.8 million growth was an increase of $2.9 million, or 44.1%, in salaries and benefits, which experienced a full-time head count increase of 33.6% from 134 at the end of December 2005 to 179 at the end of December 2006. Additionally there was an increase of $767,000 in professional fees, which consisted of an increase of $115,000 in legal fees, and $391,000 in audit and accounting fees which included $279,000 related to the re-audit of the financial statements for three years and $55,000 for miscellaneous accounting services provided to the accounting and operations areas to assist with post system conversion reconciliation catch up.

Occupancy and equipment expense increased $692,000 and is related to the continued growth of the infrastructure corresponding to the overall growth of the Company. In growing the infrastructure, we opened a new office in Philadelphia, PA, and leased additional office space in Chicago, IL, Tampa, FL and Seekonk, Massachusetts. Also adding to the increase in occupancy was the rent associated with the full-year occupancy of our larger corporate offices.

Noninterest expense grew $4.2 million, or 39.7%, in 2005. This increase is primarily attributable to our overall growth, and specifically to the opening of new offices and the hiring of new loan officers and other employees. We opened our Chicago office in December 2004 and our Tampa and Birmingham offices in mid 2004 and therefore carried a full year of expenses in 2005 for these new offices. Additionally, in July 2005, we also acquired a small financial institution in Dalton, Georgia and its 15 employees. Furthermore, in September 2005, we relocated to our new headquarters in Atlanta, which more than doubled our space. At December 31, 2005, we had 134 full-time equivalent employees compared to 91 at December 31, 2004. The increase in salaries and occupancy expenses, which is directly related to the growth of our infrastructure to support the growth our business, totaled $1.8 million.

In December 2005, our warehouse lending division incurred a $1.0 million loss on three purchased loans. In late 2005, we wired $1.0 million to a closing agent identified by one of our loan participation customers for the purchase of these loans, with such funds to be held in escrow pending closing of the acquisition. To date, we have not received the related loan documents nor have we recovered the funds. Immediately prior to our discovery of the loss, the mortgage lender ceased its operations. We immediately took possession of other loan files in which that agent was involved and are currently receiving payments on some of these loans while some are in foreclosure. We are pursuing legal action in this matter, and while we may ultimately recover a portion of the loss, there is no assurance that we will do so. As a result, we took a $1.0 million charge against earnings in 2005.

Income Taxes

Our shareholders terminated our S corporation election effective January 1, 2006, and we now pay corporate income taxes. As a result of the termination of the prior S corporation election, we recorded a deferred tax asset of $3.7 million and a credit to income tax expense of $3.7 million. The asset was the result of a number of items, including net operating loss carry-forwards from our two bank acquisitions, timing differences with respect to recognizing the loan loss allowance and accelerated depreciation on certain assets.

As an S Corporation, prior to January 1, 2006 we did not pay income taxes. If we had been required to pay income taxes, we would have recorded income tax provisions of $1.5 million and $297,000 for the years ended December 31, 2005 and 2004 respectively. Our effective tax rates would have been 30.4% in 2005 and 8.3% in 2004. Our effective tax rate in 2004 would have been unusually low as a result of our contribution to a local governmental authority of significantly appreciated land held as long term-term capital asset.

Balance Sheet Review

General

At December 31, 2006, we had total assets of $702.8 million, consisting principally of $494.8 million in loans, $134.6 million in investments, $16.3 million in federal funds sold, $6.2 million in cash and due from banks, $9.6 million in loans held for sale, and $21.5 million in accrued interest receivable and other assets. Our liabilities at December 31, 2006, totaled $630.4 million, consisting principally of $544.7 million in deposits, $57.5 million in FHLB advances, $20.6 million of junior subordinated debentures, and $7.6 million in other liabilities, which consist of accounts payable, accrued interest payable, and other miscellaneous liabilities. Shareholders’ equity was recorded at $72.3 million as of December 31, 2006.

Federal Funds Sold

At December 31, 2006, our $16.3 million in short-term investment in federal funds sold on an overnight basis comprised 2.3% of total assets, compared to $1.8 million, or 0.4%, of total assets, at December 31, 2005. The increase in federal funds sold is related to proceeds from deposit specials that were marketed during the last month of 2006. At December 31, 2004, we held $0 in federal funds sold.

Investments

All of our investment securities are generally classified as available-for-sale. Available-for-sale securities are securities that may be sold prior to maturity based upon asset/liability management decisions. Securities identified as available-for-sale are carried at fair value. Unrealized gains or losses on available-for-sale securities are recorded as accumulated other comprehensive income in shareholders’ equity. Amortization of premiums or accretion of discounts on mortgage-backed securities is periodically adjusted for estimated prepayments.

At December 31, 2006, the $134.6 million in our investment portfolio represented approximately 19.2% of our total assets. This was a $28.8 million increase from $105.8 million at December 31, 2005, which represented 22.2% of our total assets. At December 31, 2004 the portfolio was $66.8 million, or 21.0% of total assets.

We use our investment securities portfolio to provide a source of income, ensure liquidity for cash requirements and manage interest rate risk. As of December 31, 2006, U.S. government-sponsored agency securities accounted for 39.1% of the securities portfolio, while municipal bonds were 30.2% and mortgage-backed securities were 23.9% of the securities portfolio. At December 31, 2005, and 2004, municipal bonds represented 33.6% and 44.0%, respectively, of our securities portfolio. As an S corporation, municipal bonds offered a high tax-free rate of return to our shareholders. Since December 31, 2004, we have concentrated our securities purchases in U.S. government-sponsored agency securities and mortgage-backed securities.

The amortized cost and the fair value of our investments at December 31, 2006, 2005, and 2004 are shown in the following table. (Dollars in thousands)

	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$6,950	$6,811	$6,928	$6,784	$3,934	$3,939
U.S. Government agencies	53,299	52,933	35,536	34,908	22,098	21,989
Mortgage-backed securities	32,863	32,331	27,958	27,418	9,823	9,774
Municipal obligations	39,507	39,944	34,910	35,015	28,836	29,416
Other	2,535	2,535	1,700	1,700	1,700	1,700

Total investment securities	$135,154	$134,554	$107,032	$105,825	$66,391	$66,818

The contractual maturity distribution and weighted average yield of our available for sale portfolio at December 31, 2006, are summarized in the table below. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount of the related investment and has not been tax effected on tax-exempt obligations. (Dollars in thousands)

	December 31, 2006
	Due Under 1 Year		Due 1-5 Years		Due 5-10 Years		Due Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale:
U.S. Treasuries	$1,998	3.88%	$4,952	3.10%	$—	0.00%	$—	0.00%	$6,950	3.32%
U.S. Government agencies	—	0.00%	9,462	4.35%	23,514	5.29%	20,323	5.52%	$53,299	5.21%
Mortgage-backed securities	149	5.34%	459	4.18%	3,842	4.53%	28,413	4.68%	$32,863	4.66%
Municipal obligations	7,230	3.93%	3,846	3.80%	5,064	4.07%	23,367	4.53%	$39,507	4.28%
Other	1,835	5.08%	700	4.00%	—	0.00%	—	0.00%	$2,535	4.78%

Total available for sale	$11,212	4.36%	$19,419	3.91%	$32,420	5.01%	$72,103	4.87%	$135,154	4.70%

Loans

Our gross loans, including deferred loan fees, on a consolidated basis as of December 31, 2006, 2005, 2004, 2003, and 2002 were $501.5 million, $327.6 million, $226.1 million, $155.6 million, and $105.3 million, respectively. Our community redevelopment portfolio experienced the largest volume increase, with a $69.4 million, or 110.6%, increase for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Our overall growth in loans during those periods is consistent with our focus and strategy to grow our loan portfolio by focusing on geographic markets which we believe have attractive growth prospects.

The following table sets forth the amount of loans outstanding by type of loan at the end of each of the periods indicated. (Dollars in thousands)

	2006	2005	2004	2003	2002
Real estate—construction	$61,768	$47,570	$25,963	$14,477	$6,429
Community redevelopment	132,162	62,762	45,891	42,832	34,459
Commercial real estate	184,014	128,307	101,641	67,461	47,879
Residential real estate	20,254	21,805	12,292	8,792	6,938
Commercial and industrial	102,017	63,555	38,861	20,592	8,358
Consumer	2,375	4,274	1,732	1,669	1,476
Net deferred loan fees	(1,130)	(638)	(314)	(195)	(247)

Gross loans, net of deferred fees	501,460	327,635	226,066	155,628	105,292
Less: Allowance for loan losses	(6,646)	(4,791)	(3,463)	(2,204)	(1,737)

Net Loans	$494,814	$322,844	$222,603	$153,424	$103,555

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table sets forth the amount of loans outstanding by loan type as of December 31, 2006, which are contractually due in one year or less, more than one year and less than five years, or more than five years based on remaining scheduled repayments of principal. Lines of credit or other loans having no stated final maturity and no stated schedule of repayments are reported as due in one year or less. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The table also presents an analysis of the rate structure for loans within the same maturity time periods. (Dollars in thousands)

	2006
	Due Within One Year	Due 1-5 Years	Due Over Five Years	Total
Real estate—construction	$52,209	$9,559	$—	$61,768
Community redevelopment	115,107	17,055	—	132,162
Commercial real estate	84,701	88,189	11,124	184,014
Residential real estate	4,660	5,193	10,401	20,254
Commercial and industrial	16,132	76,183	9,702	102,017
Consumer	1,041	1,167	167	2,375
Net deferred loan fees	—	—	—	(1,130)

Gross loans, net of deferred fees	273,850	197,346	31,394	501,460
Less: Allowance for loan losses	—	—	—	(6,646)

	$273,850	$197,346	$31,394	$494,814

Interest rates:
Fixed	$133,834	$99,761	$11,175	$244,770
Variable	140,016	97,585	20,219	257,820
Net deferred loan fees	—	—	—	(1,130)

Gross loans, net of deferred fees	$273,850	$197,346	$31,394	$501,460

Our loan portfolio has a concentration in real estate-related loans and includes significant credit exposure to the commercial real estate industry. As of December 31, 2006, 2005, and 2004, real estate related loans comprised 79.2%, 79.5% and 82.2% of our loan portfolio, respectively. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio generally ranging from 70% to 85%. Our policy is to obtain collateral on these loans whenever it is available or desirable, depending upon the degree of risk we are willing to accept. Repayment of loans is expected from the proceeds from the sale of the collateral or from the borrower’s cash flows. Deterioration in the performance of the economy or real estate values generally or in our primary market areas, in particular, could have an adverse impact on collectibility, and consequently have an adverse effect on our profitability.

Nonaccrual, Past Due and Restructured Loans

Loans are placed on nonaccrual status when (a) the loan is in default of principal or interest for a period in excess of 90 days, unless the loan is both well secured and in the process of collection; (b) the prospects for payment in full of principal or interest is in doubt; or (c) the borrower is in bankruptcy or receivership. Management may elect to continue accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balances and accrued interest and the loan is in the process of collection. Amounts received on nonaccrual loans generally are applied against principal prior to the recognition of any interest income. The following table summarizes nonaccrual loans, accruing loans contractually past due 90 days or more, and restructured loans as defined by Statement of Financial Accounting Standards No. 15. (Dollars in thousands)

	At or for the Years Ended December 31,
	2006	2005	2004	2003	2002
Total nonaccrual loans	$4,992	$4,832	$1,795	$1,194	$1,942
Loans past due 90 days or more and still accruing	179	152	1	263	250
Restructured loans	—	—	—	—	—

Total non-performing loans	5,171	4,984	1,796	1,457	2,192
Other real estate owned (OREO)	3,378	1,179	660	440	1,945

Total non-performing assets	$8,549	$6,163	$2,456	$1,897	$4,137

Non-performing loans to gross loans	1.03%	1.52%	0.79%	0.94%	2.08%
Non-performing assets to gross loans and OREO	1.69%	1.87%	1.08%	1.22%	3.86%
Non-performing assets to total assets	1.22%	1.29%	0.77%	0.89%	2.86%
Interest income received on nonaccrual loans	$—	$—	$—	$—	$—
Interest income that would have been recorded under the original terms of the loans	$740	$534	$179	$227	$290

At December 31, 2006 the level of nonaccrual loans increased $160,000, or 3.3%, over 2005 from $4.8 million to $5.0 million. Though the nonaccrual amount increased, the percentage of non-performing loans to gross loans decreased 49 basis points or 32.2%.

Nonaccrual loans increased significantly during 2005 both in terms of aggregate amount outstanding and as a percentage of gross loans. This was the result of growth in our commercial and industrial loan portfolio, which is comprised of larger loans that represent a higher degree of risk than other loan categories and our acquisition of Georgia Community Bank.

Other Real Estate Owned Properties.    Our other real estate owned as of December 31, 2006, 2005, and 2004, was $3.4 million, $1.2 million and $660,000, respectively. As of December 31, 2006, $2.5 million of our other real estate owned were properties taken as collateral for community redevelopment loans.

Non-Performing Assets.    Non-performing assets increased $2.4 million, or 38.7%, from $6.2 million at December 31, 2005 to $8.5 million at December 31, 2006. The increase is associated with the $2.2 million, or 186.5%, increase in other real estate owned. Although other real estate owned increased from December 31, 2005, nonperforming assets as a percentage to total assets decreased 7 basis points from 1.29% at December 31, 2005 to 1.22% at December 31, 2006.

Allowance for Loan Losses

Like all financial institutions, we must maintain an adequate allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when we believe that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that we believe will be adequate to absorb probable incurred losses on existing loans that may become uncollectible based on evaluation of the collectibility of loans and prior credit loss experience, together with the other factors noted above.

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

The following table summarizes the activity in our allowance for loan losses for the periods indicated. (Dollars in thousands)

	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002
Allowance for loan losses:
Balance at beginning of year	$4,791	$3,463	$2,204	$1,737	$1,494
Provisions charged to operating expenses	2,583	1,264	1,451	705	433
Recoveries of loans previously charged-off:
Real estate—construction	—	6	—	—	18
Community redevelopment	—	21	—	—	—
Commercial real estate	—	12	13	5	—
Residential real estate	3	—	—	—	—
Commercial and industrial	40	3	3	3	7
Consumer	16	4	30	7	7

Total recoveries	$59	$46	$46	$15	$32
Loans charged-off:
Real estate—construction	—	97	—	1	136
Community redevelopment	309	166	117	75	—
Commercial real estate	251	120	5	—	74
Residential real estate	2	—	—	—	—
Commercial and industrial	163	271	102	—	4
Consumer	62	46	14	177	8

Total charged-off	787	700	238	253	222
Net charge-offs	728	654	192	238	190

Allowance for loan losses acquired in business combination	—	718	—	—	—

Balance at end of period	$6,646	$4,791	$3,463	$2,204	$1,737

Net charge-offs to average loans outstanding	0.17%	0.23%	0.10%	0.18%	0.22%
Allowance for loan losses to gross loans	1.33%	1.46%	1.53%	1.42%	1.65%

Net charge-offs in 2006 increased $74,000 compared to 2005 while net charge-offs in 2005 increased $462,000 compared to 2004. The increase in 2006 is due to the overall growth in the loan portfolio. However, as a percentage to average loans outstanding, we experienced a six basis points reduction in charge-offs from 0.23% in 2005 to 0.17% in 2006. Of the $145,000 increase in net charge-offs in community redevelopment loans, $116,000 of the 2006 charge-offs were related to Charlotte redevelopment loans originated prior to the centralization of community redevelopment lending. The 2006 charge-offs of commercial and industrial loans includes $81,000 of charge-offs associated with loans acquired as part of our acquisition of GCB. The real estate-construction portfolio reflected a $72,000 reduction in charge-offs in 2006 as we had minimal loan activity in this product in 2006. The $462,000 increase in net charge-offs during 2005 is directly related to the acquisition of GCB. Net charge-offs as a percentage of average loans increased thirteen basis points in 2005 compared to 2004.

The ratio of the allowance for loan loss to total loans has generally trended downward over the past five years. Several factors have resulted in a continuing overall decline in the ratio:

•

A significant portion of the growth in the loan portfolio over the past five years has been driven by redevelopment lending, a product with minimal historical loss rates, resulting in a low allowance to loan ratio for this product. The net charge-off ratio for community redevelopment loans at December 31, 2006, 2005, 2004, and 2003 were 0.33%, 0.27%, 0.27%, and 0.19%, respectively, which is significantly less than the ratio of the allowance for loan loss to total loans during those years.

•	The declining balance of the loan portfolio acquired in the purchase of United National Bank in March 2000. Due to their nature, these loans had higher loss allocations.

•

We now have five-year historical loss information relating to our loans, and we have used this information to revise the allowance loss factors for several loan categories. This enabled us to more accurately reflect our actual loss experience rather than solely relying on industry loss data, which, historically has been higher than our actual experience.

The ratio of the allowance to total loans continued to decline in 2006. Loan growth was primarily driven by community redevelopment lending, which grew $69.4 million, or 110.6%, during that period. Due to the minimal overall historical loss rates on redevelopment loans, these loans carry a smaller than average expected loss rate in the allowance calculation, which also contributed to the decreased ratio of the allowance to total loans. The allowance decreased to 1.33% at December 31, 2006 from 1.46% at December 31, 2005, or a 13 basis points decrease.

The rate of decline in the ratio of the allowance to total loans was partially offset for the year ended December 31, 2005 due to the purchase of Georgia Community Bank in July 2005. The acquired assets included a disproportionate number of loans for which credit quality continued to deteriorate after acquisition and our initial valuation of these loans. This resulted in a higher ratio of allowance to total loans than would otherwise have been reported. As indicated in the table in the previous section, non-performing loans increased by approximately $3.2 million from December 31, 2004 to December 31, 2005 with $1.8 million of this increase related to the Georgia Community Bank acquisition.

In 2005 net charge-offs increased by $462,000 as compared to 2004. Approximately $127,000 of this amount was related to charge-offs in the Georgia Community Bank portfolio. Also during the year, higher than typical charge-offs were recognized in the North Carolina redevelopment portfolio related to foreclosures in the Durham and Greensboro, North Carolina areas. A real estate fraud in Fayetteville, North Carolina also resulted in higher than normal charge-offs for the North Carolina non-owner occupied portfolio. Although the losses noted were charged against the allowance for loan loss, the allowance was increased as a result of our quarterly evaluation of the allowance.

The following table details the allocation of the allowance for loan losses to the various categories. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future credit losses may occur. The total allowance is available to absorb losses from any segment of loans. The allocations in the table below were determined by a combination of the following factors: specific allocations made on loans considered impaired as determined by management and the loan review committee, a general allocation on certain other impaired loans and historical losses in each loan type category combined with a weighting of the current loan composition. (Dollars in thousands)

	2006		2005		2004		2003		2002
	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans	Amount	% of Loans in Each Category to Gross Loans
Real estate—construction	$521	12.3%	$737	14.5%	$944	11.4%	$706	9.3%	$757	6.1%
Community redevelopment	1,202	26.4%	295	19.2%	80	20.3%	86	27.5%	N/A	32.7%
Commercial real estate	2,657	36.9%	2,232	39.1%	1,584	44.9%	933	43.3%	710	45.4%
Residential real estate	488	4.0%	135	6.6%	91	5.4%	48	5.6%	49	6.6%
Commercial and industrial	1,716	19.9%	1,295	19.4%	710	17.2%	390	13.2%	186	7.9%
Consumer	62	0.5%	97	1.3%	54	0.8%	41	1.1%	35	1.4%

Total	$6,646	100%	$4,791	100%	$3,463	100%	$2,204	100%	$1,737	100%

The “Real Estate—Construction” category is comprised of construction loans. Construction loans are associated with residential lot development and the subsequent construction of new single-family residences. Loss experience in this area has been minimal.

“Community redevelopment” loans are associated with the purchase and renovation of single-family residences, primarily in inner-city areas. These loans are short-term in nature and historical losses have been minimal. For the years ended December 31, 2006, 2005, 2004 and 2003, net charge-offs for the redevelopment lending portfolio were 0.33%, 0.27%, 0.27% and 0.19%, respectively, of average loans in this portfolio. This category carries a smaller estimated loss factor than other categories.

The “Commercial real estate” category is comprised of loans financing owner and non-owner occupied office, retail, multi- family, warehouse and special purpose facilities. As in the other real estate secured categories, losses have been minimal and the estimated loss factor used is comparatively smaller than other categories. For the periods ended December 31, 2006 and 2005, the loss allowance for this category was relatively over-weighted as compared to its proportionate percentage of the total portfolio. This occurred due to the fact that a large percentage of the non-performing loans acquired in the 2005 acquisition of Georgia Community Bank, a troubled financial institution, are secured by commercial real estate. The higher loss allowance applied to these loans due to their non-performing classification resulted in the over weighting in this category for those periods.

The “Commercial and industrial loans” category generally represents the highest risk category for commercial banks. As a result, we utilize a larger estimated loss factor for this category than we do for real estate secured loans. We believe that the allowance allocation is adequate when considering the current composition of commercial loans and related loss factors.

Deposits and Other Interest-Bearing Liabilities

Deposits have historically been the primary source of funding our asset growth. As of December 31, 2006, total deposits were $544.7 million, compared to $350.6 million as of December 31, 2005, and $234.2 million as of December 31, 2004. The increase in total deposits was driven by our growth in certificates of deposit, which includes both retail and brokered time deposits. As of December 31, 2006, certificates of deposit were $458.3 million, compared to $314.5 million as of December 31, 2005 and $206.6 million as of December 31, 2004. As of the same dates, brokered time deposits, which are included in the total certificates of deposit balance, represent $296.0 million (54.4% of deposits), $133.4 million (38.0% of deposits) and $99.5 million (42.5% of deposits), respectively. Non-interest bearing deposits were $41.8 million on December 31, 2006, $22.6 million on December 31, 2005 and $14.5 million on December 31, 2004.

The average balances and weighted average rates paid on deposits for the years ended December 31, 2006, 2005, and 2004 are presented below. (Dollars in thousands)

	2006		2005		2004
	Balance	Rate	Balance	Rate	Balance	Rate
Interest checking	$7,125	0.18%	$3,748	0.11%	$3,574	0.11%
Savings and money market	14,849	3.08	9,232	1.46	11,071	0.83
Time	176,952	4.51	143,458	3.56	93,039	2.71
Brokered time	206,079	4.87	119,697	3.66	86,009	3.20

Total interest-bearing deposits	405,005	4.56	276,135	3.51	193,693	2.77
Non-interest bearing demand deposits	28,046		18,344		14,604

Total deposits	$433,051	4.27%	$294,479	3.29%	$208,297	2.58%

The remaining maturity for certificates of deposit of $100,000 or more as of December 31, 2006 is presented in the following table. (Dollars in thousands)

December 31, 2006
3 months or less	$39,778
3 to 6 months	76,390
6 to 12 months	68,188
Over 12 months	55,190

Total	$239,546

Capital Resources

Total shareholders’ equity was $72.3 million at December 31, 2006 and $29.1 million at December 31, 2005. The $43.2 million increase resulted from net earnings of $9.3 million, net of dividends of $2.0 million, $33.3 million of proceeds from the initial public offering and $2.2 million from the issuance of stock prior to the initial public offering.

The following tables show the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2006.

Performance Ratios (GAAP)	2006	2005	2004
Return on average assets	1.59%	1.20%	1.34%
Return on average equity	20.86%	21.51%	19.13%
Average equity to average assets ratio	7.62%	5.59%	7.02%

Performance Ratios (Pro forma)	2006	2005	2004
Return on average assets	0.96%	0.84%	1.23%
Return on average equity	12.59%	14.98%	17.55%
Average equity to average assets ratio	6.99%	5.23%	6.91%

We have declared quarterly dividends in line with our strategic objective of distributing 25% of our core after-tax earnings. For the foreseeable future, we intend to declare dividends at the discretion of the directors and the ability of our subsidiary, Omni National Bank, to pay dividends to us. See “Business—Supervision and Regulation—Omni Financial Services, Inc.—Dividends,” “—Omni National Bank—Dividends” and “Market for

Common Equity and Related Stockholder Matters—Dividends” for additional information regarding our and our Bank Subsidiary’s ability to pay dividends.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

The following table sets forth the holding Company’s and the Bank’s various capital ratios at December 31, 2006, 2005, and 2004. For all periods, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

	2006		2005		2004
	Holding Company	Bank	Holding Company	Bank	Holding Company	Bank
Tier 1 leverage ratio	13.11%	7.71%	7.49%	7.48%	8.12%	6.80%
Tier 1 risk-based capital ratio	15.62%	8.95%	9.83%	9.82%	10.44%	8.80%
Total risk-based capital ratio	16.82%	10.49%	13.90%	11.64%	13.00%	10.90%

Borrowings

The following table outlines our sources of borrowed funds for the years ended December 31, 2006, 2005, and 2004. The table includes: the amount outstanding at the end of each year; the maximum amount of indebtedness at any month-end for each component during the year; the average balance outstanding for each period; and, the average interest rate paid for the year for each borrowing source. (Dollars in thousands)

	Ending Balance	Period-End Rate	Maximum Month-end Balance	Average for the Period
				Balance	Rate
At or for the Year Ended December 31, 2006
Federal Home Loan Bank advances	$57,500	3.82%	$95,000	$74,866	4.58%
Federal funds purchased	—	—%	29,235	4,489	5.32%
Junior subordinated debentures	20,620	7.77%	20,620	20,620	7.37%

At or for the Year Ended December 31, 2005
Federal Home Loan Bank advances	$69,500	3.52%	$75,000	$61,621	3.32%
Federal funds purchased	—	—%	20,005	3,005	3.47%
Junior subordinated debentures	20,620	6.92%	20,620	17,562	6.20%

At or for the Year Ended December 31, 2004
Federal Home Loan Bank advances	$45,300	2.10%	$45,300	$23,526	1.90%
Federal funds purchased	3,970	2.50%	36,052	6,376	1.69%
Junior subordinated debentures	10,310	5.50%	10,310	7,527	4.58%

The following table sets forth our significant long-term contractual obligations as of December 31, 2006. (Dollars in thousands)

	Total	Less Than 1 Yr.	1 - 3 Yrs.	3 - 5 Yrs.	More than 5 Yrs.
Long-term FHLB borrowings	$57,500	$—	$2,500	—	$55,000
Junior subordinated debentures issued to affiliated trusts	20,620	—	—	—	20,620
Operating lease obligations	4,801	1,052	1,980	1,579	190

Total	$82,921	$1,052	$4,480	$1,579	$75,810

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our financial statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2006, unfunded commitments to extend credit were $52.7 million, of which approximately $3.6 million were at fixed rates and $49.1 million were at variable rates. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2006, there were $35,000 in commitments under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. Except as disclosed in this document, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Liquidity and Interest Rate Sensitivity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

At December 31, 2006 and 2005, our liquid assets amounted to $22.5 million and $10.4 million, or 3.2% and 2.2% of total assets, respectively. Our investment securities at December 31, 2006 and 2005 amounted to $134.6 million and $105.8 million, or 19.2% and 22.2% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, most of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. In addition, we maintain federal funds purchased lines of credit with correspondent banks totaling $37.5 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2006 was $29.2 million, based on the bank’s $3.5 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings.

We believe that our existing stable base of core deposits, borrowings from the FHLB, short-term repurchase agreements, and proceeds we received from our secondary offering will enable us to successfully meet our long-term liquidity needs.

Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates. Our asset/liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk. We have an internal ALCO consisting of senior management that meets at various times during each month. The ALCO is responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities.

The following table sets forth information regarding our rate sensitivity, as of December 31, 2006, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above. (Dollars in thousands)

	Within three months	After three but within twelve	After one but within five	After five	Total
Interest-earning assets:
Federal funds sold	$16,341	—	—	$—	$16,341
Interest-earning deposits	—	320			320
Investment securities	7,222	23,415	76,461	27,456	134,554
Loans and loans held for sale	334,677	118,338	47,694	9,256	509,965

Total earning assets	$358,240	$142,073	$124,155	$36,712	$661,180

Interest-bearing liabilities:
NOW accounts	$6,656	—	—	—	$6,656
Money market and savings	36,993	—	—	—	36,993
Time deposits	83,575	243,750	130,971	—	458,296
FHLB advances	—	30,000	2,500	25,000	57,500
Junior subordinated debentures	20,620	—	—	—	20,620

Total interest-bearing liabilities	$147,844	$273,750	$133,471	$25,000	$580,065

Period gap	$210,396	$(131,677)	$(9,316)	$11,712	$81,115
Cumulative gap	$210,396	$78,719	$69,403	$81,115
Ratio of cumulative gap to total earning assets	31.8%	11.9%	10.5%	12.3%

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

Approximately 51.3% of our loans were variable rate loans at December 31, 2006 and we were asset sensitive during the year ended December 31, 2006. As of December 31, 2006, we expect to remain asset sensitive for 2007. The ratio of cumulative gap to total earning assets after 12 months was 12.3% because $81.1 million more assets will reprice in a 12 month period than liabilities. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-

based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Interest rate risk is addressed by our Asset Liability Management Committee, or ALCO, which is comprised of senior management. The ALCO monitors interest rate risk by analyzing the potential impact on the net economic value of equity and net interest income from potential changes in interest rates, and consider the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet in part to maintain the potential impact on economic value of equity and net interest income within acceptable ranges despite changes in interest rates.

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

Net Interest Income Simulation

In order to measure interest rate risk at December 31, 2006, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and net interest income using a base market interest rate. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2006, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established. The results of our analysis are set forth below: (Dollars in thousands)

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base
Up 200 basis points	$35,846	5.16%
Up 100 basis points	$34,979	2.62%
Base	$34,086	—%
Down 100 basis points	$33,338	(2.19)%
Down 200 basis points	$32,565	(4.46)%

Economic Value of Equity

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

At December 31, 2006, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established. The following table sets forth our projected change in economic value of equity as a result of certain immediate increases or decreases in interest rates at December 31, 2006. (Dollars in thousands)

Interest Rate Scenario	Economic Value	Percentage Change from Base	Percentage of Total Assets
Up 200 basis points	$42,570	(16.6)%	6.01%
Up 100 basis points	$47,574	(6.8)%	6.75%
Base	$51,021	—	7.29%
Down 100 basis points	$52,758	3.40%	7.61%
Down 200 basis points	$50,787	(0.5)%	7.44%

The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth above in the event that market conditions vary from the underlying assumptions.

Accounting, Reporting, and Regulatory Matters

Recent Accounting Pronouncements

SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.”

In March of 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140”. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, providing the entity has not yet issued annual or interim financial statements for any period of that fiscal year. The company is still evaluating the impact of FASB 156 on its financial condition and results of operations.

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.”

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007 as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company is still evaluating the impact of FIN 48 on its financial condition and results of operations.

SFAS No. 157, “Fair Value Measurements.”

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is required to be adopted effective January 1, 2008 and the Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The company is still evaluating the impact of this Statement on its financial condition and results of operations.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment to FASB Statements No. 133 and 140.”

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140”. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”

In September 2006, the SEC issued SAB 108 which addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial condition or results of operations.

FASB Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.

FASB Issue No. 06-54, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).”

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).” This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

See Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations— “Liquidity and Interest Rate Sensitivity” and “—Quantitative and Qualitative Disclosures About Market Risk”.

Item 8.	Financial Statements and Supplementary Data.

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Cash and due from banks, including required cash reserves of $896,000 and $467,000	$5,874,453	$8,170,222
Interest-bearing deposits in other financial institutions	319,961	426,833
Federal funds sold	16,341,000	1,818,000

Total cash and cash equivalents	22,535,414	10,415,055
Investment securities available-for-sale	134,553,978	105,824,602
Other investments	4,836,100	4,569,700
Loans, net of allowance for loan losses of $6,646,212 and $4,791,221	494,813,672	322,843,745
Loans held-for-sale	9,635,243	8,204,717
Other real estate owned	3,377,719	1,178,658
Premises and equipment, net	10,707,034	11,202,981
Goodwill	4,753,887	4,753,887
Cash surrender value of life insurance policies	1,201,275	1,155,573
Accrued interest receivable and other assets	16,349,659	6,856,439

	$702,763,981	$477,005,357

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Demand	$49,380,211	$26,687,081
Savings and money market	36,993,065	9,439,087
Time deposits less than $100,000	218,750,720	183,051,530
Time deposits equal to or greater than $100,000	239,545,676	131,467,911

Total deposits	544,669,672	350,645,609
Federal Home Loan Bank borrowings	57,500,000	69,500,000
Junior subordinated debentures	20,620,000	20,620,000
Escrow accounts, accrued interest payable and other liabilities	7,627,223	7,158,010

Total liabilities	630,416,895	447,923,619
Common stock, par value $1.00; 25,000,000 shares authorized: 11,348,928 and 7,242,612 shares issued; 11,332,307 and 7,226,000 outstanding	11,348,928	7,242,612
Additional paid-in capital	54,567,172	13,724,927
Retained earnings	7,296,572	9,421,731
Accumulated other comprehensive loss	(765,499)	(1,207,532)
Treasury stock, at cost; 16,621 and 16,612 shares	(100,087)	(100,000)

Total shareholders’ equity	72,347,086	29,081,738

	$702,763,981	$477,005,357

The accompanying notes are an integral part of these consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
Interest income:
Interest and fees on loans	$43,977,972	$27,163,617	$17,036,415
Interest on investment securities
Taxable	4,243,795	2,528,450	1,312,676
Tax exempt	1,371,071	1,263,443	922,622
Other interest and dividend income	472,190	27,659	12,845

Total interest and dividend income	50,065,028	30,983,169	19,284,558

Interest expense:
Deposits	18,479,756	9,681,315	5,367,086
Federal Home Loan Bank and other borrowings, long term	3,431,972	2,162,156	447,680
Federal funds purchased and other short-term borrowings	238,820	104,234	108,248
Junior subordinated debentures	1,519,505	975,762	344,740

Total interest expense	23,670,053	12,923,467	6,267,754

Net interest income	26,394,975	18,059,702	13,016,804
Provision for loan losses	2,583,000	1,264,000	1,451,000

Net interest income after provision for loan losses	23,811,975	16,795,702	11,565,804

Noninterest income:
Gain on sale of loans	1,631,741	1,666,992	1,153,389
Service charges on deposit accounts	711,333	519,776	386,652
Gains (losses) on sale of investment securities, net	12,709	(12,331)	65,208
Other income	566,894	500,053	878,135

Total noninterest income	2,922,677	2,674,490	2,483,384

Noninterest Expense:
Salaries and employee benefits	9,478,603	6,579,800	5,282,426
Occupancy and equipment	2,888,730	2,197,583	1,693,371
Professional fees	1,129,827	362,444	714,509
Loan related and other real estate owned expense	876,902	706,298	606,277
Loss from warehouse lending fraud	—	1,039,524	—
Other	4,005,922	3,723,272	2,160,908

Total noninterest expense	18,379,984	14,608,921	10,457,491

Income before income taxes	8,354,668	4,861,271	3,591,697
Income tax (benefit)	(951,690)	—	—

Net income	$9,306,358	$4,861,271	$3,591,697

Proforma Data (unaudited): (See Note 1)
Net income:
As reported	$9,306,358	$4,861,271	$3,591,697
Adjustment for income tax expense	—	1,476,306	297,165
Adjustment for change in tax status	(3,691,407)	—	—

Adjusted net income	$5,614,951	$3,384,965	$3,294,532

Earnings per common share
Basic	$1.11	$0.74	$0.55
Diluted	$1.09	$0.73	$0.54
Proforma Earnings per common share (unaudited): (See Note 1)
Basic earnings per share	$0.67	$0.52	$0.50
Diluted earnings per share	$0.66	$0.51	$0.50
Weighted average common shares outstanding
Basic	8,397,832	6,550,502	6,545,321
Diluted	8,563,627	6,657,988	6,621,619

(1)	Adjusted to reflect the $3.69 M tax credit related to our conversion from an S Corporation to a C Corporation, recognized on January 1, 2006, and a combined Federal and state tax rate of 38% for the periods that we operated as an S Corporation.

The accompanying notes are an integral part of these consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
Net income	$9,306,358	$4,861,271	$3,591,697
Other comprehensive (loss) income:
Unrealized holding gains (losses) on investment securities available-for-sale arising during the period, 2006 net of taxes of $232,035	450,421	(1,647,129)	344,312
Reclassification adjustment for (gains) losses realized on sales of investment securities, 2006 net of taxes of $4,321	(8,388)	12,331	(65,208)

Other comprehensive (loss) income	442,033	(1,634,798)	279,104

Total comprehensive income	$9,748,391	$3,226,473	$3,870,801

The accompanying notes are integral part of these consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$9,306,358	$4,861,271	$3,591,697
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	993,422	830,494	322,532
Provision for loan losses	2,583,000	1,264,000	1,451,000
Loss (gain) on sale of other real estate	(61,028)	102,329	(70,392)
Loss on sale of premises and equipment	22,218	42,544	32,743
Gain on sale of loans	(1,631,741)	(1,666,992)	(1,153,389)
Originations of warehouse loans held for sale	(176,157,390)	(237,134,012)	(36,124,188)
Sales of warehouse loans	174,726,864	233,364,457	31,689,026
Gain on sale of real estate units	—	(36,050)	(225,523)
Deferred tax asset recognized on conversion to C-corporation	(3,691,407)	—	—
Stock compensation expense recorded	80,993	—	—
Investment securities losses (gains), net	(12,709)	12,331	(65,208)
Change in:
Accrued interest receivable and other assets	(4,466,100)	624,829	681,097
Escrow accounts, accrued interest payable and other liabilities	469,214	3,882,399	(742,710)

Net cash provided by (used in) operating activities	2,161,694	6,147,600	(613,315)

Cash flows from investing activities (net of effect of acquisitions):
Proceeds from sale of investments securities available for sale	1,170,000	247,500	5,054,622
Proceeds from maturities, calls, and paydowns of investment securities available-for-sale	15,256,839	8,349,098	7,573,203
Purchases of investment securities available-for-sale	(45,110,731)	(45,880,826)	(40,985,003)
Purchases of other investments	(1,266,400)	(4,456,650)	(2,501,100)
Proceeds from sales of other investments	—	2,769,000	300,000
Net change in loans	(186,788,260)	(72,474,473)	(70,111,769)
Proceeds from sale of other real estate	11,729,042	1,281,200	743,850
Purchase of other real estate investments	—	(10,165)	(111,001)
Proceeds from sale of real estate investments	—	284,430	3,586,041
Proceeds from sale of premises and equipment	2,543,073	37,380	54,326
Purchase of premises and equipment	(3,034,926)	(5,254,840)	(3,289,439)
Net cash received in acquisition of GCB	—	4,264,301	—
Cash paid in business acquisition	—	—	(849,735)

Net cash used in investing activities	(205,501,363)	(110,844,045)	(100,536,005)

Cash flows from financing activities (net of effect of acquisitions):
Net change in deposits	194,024,064	75,607,448	54,862,192
Proceeds from Federal Home Loan Bank borrowings	88,500,000	66,500,000	45,300,000
Repayments of Federal Home Loan Bank borrowings	(100,500,000)	(42,300,000)	(1,800,000)
Repayment of other borrowings	—	—	(1,677,048)
Proceeds from issuance of junior subordinated debentures	—	10,310,000	5,155,000
Net change in federal funds purchased	—	(3,970,000)	1,215,000
Proceeds from exercise of options	38,225	—	—
Proceeds from issuance of common stock	35,407,612	6,946,359	11,538
Cash dividends to shareholders	(2,009,786)	(2,110,983)	(535,675)
Purchase of treasury stock	(87)	—	(100,000)

Net cash provided by financing activities	215,460,028	110,982,824	102,431,007

Net change in cash and cash equivalents	$12,120,359	$6,286,379	$1,281,687
Cash and cash equivalents at beginning of period	10,415,055	4,128,676	2,846,989

Cash and cash equivalents at end of period	$22,535,414	$10,415,055	$4,128,676

Supplemental cash flow information and noncash disclosures:
Cash paid during the year for interest	$22,924,044	$11,574,567	$5,793,346
Cash paid during the year for taxes	$3,131,771	$14,323	$13,535
Loans transferred to other real estate	$13,867,075	$6,276,417	$3,716,019
Other real estate sales financed by Bank	$11,668,014	$4,892,694	$2,756,017

See accompanying notes to consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Beginning Balance, January 1, 2004	6,545,133	$6,545,133	$7,464,509	$3,615,421	$—	$148,162	$17,773,225
Net income				3,591,697			3,591,697
Issuance of common stock	1,731	1,731	9,807				11,538
Purchase of treasury stock, at cost (16,612 shares)					(100,000)		(100,000)
Cash distributions to shareholders ($.082 per common share)				(535,675)			(535,675)
Change in net unrealized gain on investment securities available-for-sale						279,104	279,104

Ending Balance, December 31, 2004	6,546,864	6,546,864	7,474,316	6,671,443	(100,000)	427,266	21,019,889
Net income				4,861,271			4,861,271
Issuance of common stock	695,748	695,748	6,250,611				6,946,359
Cash distributions to shareholders ($.321 per common share)				(2,110,983)			(2,110,983)
Change in net unrealized loss on investment securities available-for-sale						(1,634,798)	(1,634,798)

Ending Balance, December 31, 2005	7,242,612	7,242,612	13,724,927	9,421,731	(100,000)	(1,207,532)	29,081,738
Reclassification of retained earnings upon change in tax status			9,421,731	(9,421,731)			—
Net income				9,306,358			9,306,358
Issuance of common stock, net of offering costs	4,106,316	4,106,316	31,339,521				35,445,837
Fractional shares repurchased ( 9 shares)					(87)		(87)
Stock compensation expense			80,993				80,993
Cash distributions to shareholders ($.252 per common share)				(2,009,786)			(2,009,786)
Change in net unrealized loss on investment securities available-for-sale						442,033	442,033

Ending Balance, December 31, 2006	11,348,928	$11,348,928	$54,567,172	$7,296,572	$(100,087)	$(765,499)	$72,347,086

See accompanying notes to consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Activities

Omni Financial Services, Inc. (the “Company”) is incorporated in the state of Georgia as a bank holding company. The Company provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Omni National Bank (the “Bank”) and the Bank’s wholly owned subsidiaries. The Company has operations in metropolitan Atlanta and Dalton, Georgia; Fayetteville, High Point and Parkton, North Carolina; Tampa, Florida; and Chicago, Illinois; with its corporate headquarters in Atlanta, Georgia. The Company also has loan production offices in Atlanta and Dalton, Georgia; Charlotte, North Carolina; Birmingham, Alabama; Philadelphia, Pennsylvania; and Dallas, Texas. The Bank is chartered and regulated by the OCC.

During 2003, the Company commenced real estate appraisal services through its wholly owned subsidiary, Omni Appraisal Services, Inc. (“OAS”). OAS operations consist primarily of appraisal income and expenses related to salaries and benefits. Also, during 2003, the Company commenced aircraft and automobile leasing services through its wholly owned subsidiary, Omni Leasing Corporation (“OLC”). OLC operations consist primarily of rental income from leasing of equipment and interest expense related to the funds borrowed to acquire the equipment. OLC was established as a separate entity primarily to own the Company aircraft. As such, substantially all of OLC operations are eliminated in consolidation. The operations to date have been minimal.

In September 2006, the Company’s registration statement on Form S-1 relating to the initial public offering of shares of the Company’s common stock was declared effective. The Company signed an underwriting agreement on September 28, 2006, pursuant to which the underwriters agreed to purchase 3,350,000 shares of common stock (with an option to purchase 502,500 shares to cover over-allotments) on a firm commitment basis and closed the transaction on October 4, 2006. The issuance of 3,852,500 shares were issued and the offering proceeds of $33.0 million (net of offering costs of $1.0 million) were received by the Company in October 2006.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Omni National Bank (the “Bank”), as well as the consolidated subsidiaries of the Bank (collectively referred to as the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The accounting principles followed by the Company and its subsidiary, and the method of applying these principles, conform with accounting principles generally accepted in the United States of America. Certain financial information for prior periods has been reclassified to conform to current period presentation, with no impact on net income or net assets for any prior period.

Use of Estimates

In preparing the consolidated financial statements, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash and Cash Equivalents

For purposes of presentation in the statement of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Securities

The Company can classify its investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. The Company generally classifies all securities as available-for-sale and at December 31, 2006 and 2005, all investment securities were classified as available-for-sale.

Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Trading and available-for-sale securities are recorded at fair value. The fair values of securities are generally based on quoted market prices. If quoted market prices are not available, pricing is determined using pricing models, discounted cash flow analysis, or quoted prices of similar instruments. The State of Israel Bonds are redeemable at par value and therefore recorded at cost, which is par value. The fair value of trust preferred securities does not differ substantially from cost and is obtained from a broker.

Unrealized holding gains and losses on trading securities are reported in earnings. Unrealized holding gains and losses on securities available-for-sale are excluded from earnings and are reported in other comprehensive income as a separate component of shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security. In estimating other-than-temporary losses, management considers: the length of time and extent that the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Premiums and discounts are amortized or accreted over the life of the related securities as adjustments to the yield. Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Other Investments

Other investments include Federal Reserve Bank and Federal Home Loan Bank stock which have no readily determined market value and are carried at cost, as restricted equity securities. Dividends on these are reported as income.

Loans and Allowance for Loan Losses

Loans are stated at principal amount outstanding, net of unearned interest, deferred loan fees and costs and an allowance for loan losses. Loan origination fees collected on loans, net of certain direct loan origination costs, are deferred and recognized in interest income using a method that approximates level yield without anticipating prepayments. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Loans are placed on nonaccrual status when (a) the loan is in default of principal or interest for a period in excess of 90 days, unless the loan is both well secured and in the process of collection; (b) the prospects for payment in full of principal or interest is in doubt; or (c) the borrower is in bankruptcy or receivership. Management may elect to continue accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balances and accrued interest and the loan is in the process of collection. Amounts received on nonaccrual loans generally are applied against principal prior to the recognition of any interest income.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

The Company accounts for impaired loans under the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.”

Management considers current information and events regarding a borrowers’ ability to repay its obligations, considers a loan to be impaired if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Specific guidance from bank regulators is also considered. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans. The accounting for impaired loans described above applies to all loans, except for large pools of smaller-balance, homogeneous loans that are collectively evaluated for impairment (e.g. community redevelopment loans) and loans that are measured at fair value (loans held for sale). The Company considers a loan for impairment when the loan exceeds $200,000 and is classified as substandard.

Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to reduce the principal amount of such loans until all contractual principal payments have been brought current.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management’s judgment, will be adequate to absorb probable incurred credit losses.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans.

These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality and review of specific problem loans.

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. The Company considers input from the regulatory agencies in determining the adequacy of the allowance for loan losses.

From time to time, the Company will sell certain types of loans. With the exception of SBA loans, the company does not generally retain any servicing on these loans and gains on sales of these loans are recognized at the time of sale as determined by the difference between the net sales proceeds and the net book value of the loans sold. From time to time, the Company does sell the guaranteed portion of SBA loans and retains servicing of the sold loan. The gain on sale is determined based on the allocation of carrying value relative to the fair value of the loan sold, the loan retained, and the servicing asset. The servicing asset arising from these sales was $164,000 at December 31, 2006 and $138,000 at December 31, 2005.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or estimated market value. Gains and losses on the sale of loans held-for-sale are included in the determination of income for the period in which sales occur. At December 31, 2006 and 2005, no impairment was recognized on the portfolio.

Other Real Estate Owned

Other real estate owned consists of properties obtained through foreclosure proceedings. Other real estate owned is reported on an individual asset basis at the lower of cost (carrying value at date of foreclosure) or fair value less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources.

When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized as a loss and charged to the allowance for loan losses. Subsequent write-downs are charged to operations.

Gains recognized on the disposition of the properties are recorded in other income. In certain instances, the Company will finance the sale of the property. Gains on disposition are deferred when they meet the criteria for deferral set forth in SFAS No. 66, “Accounting for Sales of Real Estate.”

Costs of improvements to other real estate owned are capitalized, not to exceed the fair value less expected disposal costs of the property, while costs associated with holding other real estate are charged to operations.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are capitalized while maintenance and repairs that do not improve or extend the useful lives of the assets are expensed. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period. Leasehold improvements are amortized straight-line over the shorter of the life of the asset or the lease term.

The Company leases certain office facilities and equipment under non cancellable operating leases, Rental expenses, including escalations, is accounted for on a straight-line basis over the term of the lease, including rent holidays.

Depreciation expense is computed using the straight-line method over the following useful lives:

Buildings	28 - 39 years
Furniture and equipment	3 - 7 years

The Company’s aircraft are depreciated over a 20 year estimated life (representing the Company’s assessment of useful life) on a straight line basis to estimated residual value, which equals 50% of cost. The residual value is determined by reference to aircraft industry valuation materials. Industry reference material addressing values of similar aircraft is used to monitor potential impairment. For further discussion of the aircraft, see Note 6—“Property and Equipment.”

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized.

Other intangible assets consist of core deposit intangibles, bank charter acquisition costs and other intangibles arising from acquisitions. They are initially valued at fair value. Core deposit intangibles are initially measured at fair value and are subsequently amortized on an accelerated basis over their estimated lives. The bank charter intangible is considered to have an indefinite life and is not amortized. Management assesses the recoverability of goodwill and other intangible assets at least on an annual basis and all intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If carrying amount exceeds fair value an impairment charge is recorded to income.

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) represents life insurance on the chief executive officer who has consented to allow the Company to be the beneficiary of the policy. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other noninterest income and are not subject to income tax.

Long-term Assets

Premises and equipment, intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are carried at fair value.

Segments

Internal financial reporting is primarily reported and aggregated in four lines of business: banking, appraisal services, community development and leasing. Banking accounts for 99.0% of revenues for 2006 and similar amounts of the Company’s profit and assets.

The Company therefore has only one reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Income Taxes

For the year ended December 31, 2005, and for prior years, the Company, with the consent of its shareholders, elected to be taxed under the Internal Revenue Code as an S Corporation. As an S Corporation we did not record a provision for income taxes. Instead, our shareholders separately accounted for their pro rata share of the Company’s taxable income. As of January 1, 2006, the Company’s shareholders terminated the S Corporation election and we now pay corporate income taxes. In connection with that election, a deferred tax asset was

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

established which resulted in an income tax benefit of $3,691,407 on the consolidated statement of income for the year ended December 31, 2006. To provide more meaningful comparisons in our presentation and analysis, we have added proforma income tax expense to our income statements and ratios for December 31, 2005, and all prior periods.

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

Reverse Stock Split

On April 18, 2006, the Company’s Board of Directors approved a one-for-two reverse stock split of the Company’s common stock to shareholders of record on May 1, 2006. The result is a proportional decrease in the number of the Company’s shares outstanding from 14.49 million to 7.24 million as of December 31, 2005. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

Stock Compensation Plan

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.

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

Prior to adoption of this Standard the Company employee stock options were valued using the minimum value method and compensation expense for stock options were reported using the intrinsic method. Therefore, no stock based compensation is reflected in the statements of income for 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the stock on the grant date.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Earnings Per Common Share

Omni is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of earnings.

Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, Omni must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share.” Anti-dilutive stock options and warrants have not been included in the diluted earnings per share calculations. Anti-dilutive shares for December 31, 2006, 2005 and 2004 were 37,750, 60,000, and 29,250, respectively.

Earnings per common share amounts for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Net Earnings (Numerator)	Common Share (Denominator)	Per Share Amount
For the Year Ended December 31, 2006
Basic earnings per share	$9,306,358	8,397,832	$1.11
Effect of dilutive securities—stock options and warrants	—	165,795	$(0.02)

Diluted earnings per share	$9,306,358	8,563,627	$1.09

For the Year Ended December 31, 2005
Basic earnings per share	$4,861,271	6,550,502	$0.74
Effect of dilutive securities—stock options and warrants	—	107,486	$(0.01)

Diluted earnings per share	$4,861,271	6,657,988	$0.73

For the Year Ended December 31, 2004
Basic earnings per share	$3,591,697	6,545,321	$0.55
Effect of dilutive securities—stock options and warrants	—	76,298	$(0.01)

Diluted earnings per share	$3,591,697	6,621,619	$0.54

Recent Accounting Pronouncements

SFAS No. 156 (FASB 156), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.”

In March of 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, providing the entity has not yet issued

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annual or interim financial statements for any period of that fiscal year. The Company is still evaluating the impact of FASB 156 on its financial condition and results of operations.

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

The Company will adopt FIN 48 as of January 1, 2007 as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company is still evaluating the impact of FIN 48 on its financial condition and results of operations.

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”

In September 2006, the SEC issued SAB 108 which addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial condition or results of operations.

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

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is still evaluating the impact of this Statement on its financial condition and results of operations.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140.”

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140”. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

FASB Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.

FASB Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).”

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance)”. This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.

It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial statements.

(2) Business Combinations—Acquisitions

On July 1, 2005, the Company acquired 100 percent of the outstanding common shares of Georgia Community Bank (“GCB”), a community bank headquartered in Dalton, Georgia. GCB’s results of operations are included in the consolidated financial results from the acquisition date. GCB was the subsidiary bank of Georgia Community Bancshares, Inc., a community bank holding company with offices serving the Dalton market (northwest Georgia along the Interstate 75 corridor). The primary purpose of the acquisition was to obtain a Georgia banking charter.

Georgia opted out of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Therefore, a Georgia charter was required for the Company to have the ability to offer full-service banking in Georgia.

Unlike some other states, Georgia does not permit an institution to acquire a charter without its other assets or liabilities, and as a result, the Company acquired GCB as an entity as described above.

The purchase of GCB provided the Company with a Georgia banking charter, thereby allowing it to expand its presence in Georgia by offering full-service banking to current and prospective Georgia customers. The acquisition also allowed the Company to move its headquarters to, and establish a full service banking office in Atlanta which management believes makes the banking franchise more valuable.

The aggregate purchase price was $2,525,000, including cash of $2,025,000 and forgiveness of debt of $500,000. The Company also incurred approximately $576,000 of merger related expenses. The Company determined the fair value of the assets and liabilities as indicated below.

The following table summarizes the estimated fair values and liabilities assumed on July 1, 2005:

Assets acquired:
Cash and cash equivalents	$7,365,853
Investment securities	3,566,523
Loans, net	29,034,121
Premises and equipment	196,089
Goodwill	3,145,594
Core deposit intangibles	230,400
Other assets	571,449

Total assets acquired	44,110,029

Liabilities assumed:
Core deposits	3,588,180
Time deposits	37,218,408
Other liabilities	201,889

Total liabilities assumed	41,008,477

Net assets acquired	$3,101,552

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a stock acquisition, the goodwill is not amortizable for tax purposes and therefore is not deductible for future periods. The core deposit intangible is recorded in other assets and is being amortized over 15 years using the sum of the year’s digits method. Management did not ascribe a value to customer relationships or other intangibles relating to the loans because it did not expect to derive an ongoing benefit from them.

The following table presents the pro forma combined summary income statement data as if the acquisition were effected at the beginning of periods presented.

	Twelve Months Ended December 31, 2005
	Omni Financial Services(1)	Georgia Community Bank(2)	Pro Forma Combined
Net interest income	$18,124,396	$678,268	$18,802,664
Provision for loan losses	1,264,000	680,151	1,944,151

Net interest income after provision for loan losses	16,860,396	(1,883)	16,858,513
Noninterest income	2,609,496	235,206	2,844,702
Noninterest expense	14,608,621	1,089,424	15,698,045

Net earnings	$4,861,271	$(856,101)	$4,005,170

Basic earnings per share	$0.74	$(0.13)	$0.61

Diluted earnings per share	$0.73	$(0.13)	$0.60

	Twelve Months Ended December 31, 2004
	Omni Financial Services(3)	Georgia Community Bank(4)	Pro Forma Combined
Net interest income	$13,016,804	$1,649,916	$14,666,720
Provision for loan losses	1,451,000	2,302,293	3,753,293

Net interest income after provision for loan losses	11,565,804	(652,377)	10,913,427
Noninterest income	2,483,384	103,562	2,586,946
Noninterest expense	10,457,491	2,183,035	12,640,526

Net earnings	$3,591,697	$(2,731,850)	$859,847

Basic earnings per share	$0.55	$(0.42)	$0.13

Diluted earnings per share	$0.54	$(0.41)	$0.13

1	The reported results of Omni Financial Services, Inc. for the year ended December 31, 2005 includes the results of Georgia community bank from the July 1, 2005 acquisition date.
2	Represents Georgia Community Bank from January 1, 2005 through July 1, 2005.
3	Represents results of Omni Financial Services, Inc. for the year ended December 31, 2004.
4	Represents results of Georgia Community Bank for the year ended December 31, 2004.

During the first quarter of 2004, the Company acquired a Florida banking charter, which enabled the Company to solicit and accept FDIC-insured deposits, distribute advances and accept repayments on loans, establish additional branches and otherwise offer a full range of banking services within the state of Florida. The Company currently operates a full-service banking office in Tampa, Florida by virtue of the acquisition of this charter. The charter was required because Florida had opted out of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which would have otherwise enabled the Company to branch directly into Florida. To

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obtain the full rights and privileges associated with the charter, the prior approval of the Florida Department of Financial Regulation, the OCC and the Federal Reserve Bank of Atlanta was required and obtained. No further regulatory approvals are required.

The purchase price was $825,000 in cash, plus acquisition related costs, which resulted in an intangible asset of $849,734. The Company determined the purchase price by reference to the prices paid by three unaffiliated banks for three other charters sold simultaneously by the same bank holding company. The life of the bank charter is not limited by legal, regulatory or other factors and is therefore deemed to have an indefinite life and, as such, is not subject to amortization. As an asset acquisition, the intangible asset is amortizable for tax purposes over a 15 year life resulting in a tax benefit of approximately $22,000 per year. As of December 31, 2006 and 2005, the recorded basis in the asset was $849,734 and there was no impairment of the asset noted. Impairment testing was conducted by comparing the carrying value of the charter to the fair value of charters recently sold in Florida.

(3) Federal Funds Sold

The Company’s cash reserves in excess of the required amounts to be held by the Federal Reserve Bank may be lent to other banks on a daily basis. At December 31, 2006 and 2005, Federal funds sold amounted to $16,341,000 and $1,818,000, respectively. Management limits its credit risk by placing its deposits and federal funds with institutions that maintain high credit standards.

(4) Investment Securities

The amortized cost and fair value of investment securities available for sale at December 31, 2006 and 2005 are as follows:

	2006
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$6,949,679	$—	$(138,274)	$6,811,405
U.S. Government Agencies	53,299,590	172,066	(538,603)	52,933,053
State of Israel Bonds	2,535,000	—	—	2,535,000
Mortgage-backed securities	32,863,156	23,969	(556,184)	32,330,941
Municipal securities	39,507,403	567,857	(131,681)	39,943,579

Total	$135,154,828	$763,892	$(1,364,742)	$134,553,978

	2005
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasuries	$6,927,143	$—	$(142,963)	$6,784,180
U.S. Government Agencies	35,537,193	11,462	(640,589)	34,908,066
Trust preferred securities	500,000	—	—	500,000
State of Israel Bonds	1,200,000	—	—	1,200,000
Mortgage-backed securities	27,957,635	2,845	(542,620)	27,417,860
Municipal securities	34,910,163	466,776	(362,443)	35,014,496

Total	$107,032,134	$481,083	$(1,688,615)	$105,824,602

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2006 and 2005 are summarized as follows:

	2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Treasuries	$—	$—	$6,811,405	$138,274	$6,811,405	$138,274
U.S. Government agencies	11,381,183	71,667	26,077,111	466,936	$37,458,294	$538,603
Mortgage-backed securities	5,065,877	38,957	23,704,542	517,227	$28,770,419	$556,184
Municipal securities	2,926,712	33,269	7,529,811	98,412	$10,456,523	$131,681

Total	$19,373,772	$143,893	$64,122,869	$1,220,849	$83,496,641	$1,364,742

	2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Treasuries	$3,912,891	$47,305	$2,871,289	$95,658	$6,784,180	$142,963
U.S. Government agencies	19,658,194	281,881	12,280,966	358,708	31,939,160	640,589
Mortgage-backed securities	19,126,088	318,773	7,634,648	223,847	26,760,736	542,620
Municipal securities	14,618,113	261,198	2,518,463	101,245	17,136,576	362,443

Total	$57,315,286	$909,157	$25,305,366	$779,458	$82,620,652	$1,688,615

At December 31, 2006 and 2005, unrealized losses in the investment portfolio related to debt securities. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades. Fair values are expected to recover as the securities approach maturity, furthermore management has the intent and the company has the ability to hold the securities for the foreseeable future. At December 31, 2006, 47 out of 65 securities issued by state and political subdivisions contained unrealized losses while 93 out of 183 securities issued by U.S. Treasury, Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized losses. At December 31, 2005, 56 out of 122 securities issued by state and political subdivisions contained unrealized losses while 94 out of 103 securities issued by U.S. Treasury, Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized losses.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Estimated Fair Value
Within 1 year	$11,064,200	$11,047,967
1 to 5 years	22,715,597	22,422,736
5 to 10 years	24,822,026	24,782,789
Over 10 years	43,689,849	43,969,545
Mortgage-backed	32,863,156	32,330,941

Total	$135,154,828	$134,553,978

The table below shows the proceeds, gains and losses recognized on available-for-sale securities for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Proceeds from sale of securities	$1,170,000	$247,500	$5,054,622

Recognized Gains On Securities
Sale of securities	$33,039	$3,712	$75,521
Calls of available-for-sale securities	7,000	5,100	1,000

Recognized Losses On Securities
Sale of securities	$27,330	$21,143	$11,787

At December 31, 2006 and 2005, securities with a carrying value of approximately $10.1 million and $10.8 million, respectively, were pledged to secure public fund deposits. Additionally, at December 31, 2006 and 2005, securities with an approximate carrying value of $49,500,000 and $28,900,000, respectively, were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”) of Atlanta. At year end 2006 and 2005 there were no holdings of securities of any issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

(5) Loans

The Company grants loans and extensions of credit to individuals and entities principally in its general trade area of metropolitan Atlanta and Dalton, Georgia; Birmingham, Alabama; Chicago, Illinois; Tampa, Florida; Fayetteville, High Point, Charlotte, and Greensboro, North Carolina; Philadelphia, Pennsylvania; and Dallas, Texas. A substantial portion of the Company’s loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Loans secured by first mortgages on 1-4 family residences, multifamily residences and commercial real estate totaling approximately $69.1 million and $85.8 million were pledged as collateral for outstanding FHLB advances as of December 31, 2006 and 2005, respectively.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major classifications of loans at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Real estate—construction	$61,767,736	$47,569,785
Community redevelopment	132,161,743	62,762,169
Commercial real estate	184,014,559	128,307,052
Residential real estate	20,254,071	21,805,305
Commercial and industrial	102,017,512	63,555,018
Consumer	2,374,536	4,273,765

Total loans	502,590,157	328,273,094
Less: Allowance for loan losses	6,646,212	4,791,221
Deferred loan fees, net	1,130,273	638,128

Total net loans	$494,813,672	$322,843,745

Changes in the allowance for loan losses are summarized as follows:

	2006	2005
Balance at beginning of period	$4,791,221	$3,463,106
Provision for loan losses	2,583,000	1,264,000
Credits charged off	(787,396)	(699,591)
Recoveries on credits charged-off	59,387	45,677
Allowance for loan losses acquired in business combination	—	718,029

Balance at end of period	$6,646,212	$4,791,221

Information about impaired loans and non accrual loans as of and for the years ended December 31, is as follows:

	2006	2005	2004
Impaired loans	$2,630,087	$3,299,000	$373,000
Allocated allowance	274,422	476,000	56,000
Non accrual loans	4,992,277	4,832,266	1,795,000
Average balance of impaired loans	2,733,334	2,164,000	558,000
Interest income recognized on impaired loans	—	12,000	—
Loans 90 days past due and still accruing	179,400	150,603	—

Loans serviced for others are not reported as assets. The principal balances of these loans at December 31, 2006 and 2005 were $29,949,689 and $20,879,689, respectively.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired Loans Subject to SOP 03-3

As a result of the GCB acquisition in 2005, the Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. A summary of these loans is as follows:

	Contractually Required Payments at Acquisition	Basis in Acquired Loans at Acquisition
Commercial	$1,592,184	$735,000
Consumer	3,697,252	1,481,000

Outstanding balance July 1, 2005	$5,289,436	$2,216,000

Carrying value, net of allowance of $56,000, at December 31, 2005		$1,644,446

Carrying value, net of allowance of $0, at December 31, 2006		$1,526,013

At the acquisition date, the Company could not reasonably estimate the cash flows expected to be collected. Therefore, an accretable yield has not been established and income is not recognized on these loans except to the extent that cash collected exceeds the carrying value. During 2006 and 2005, the Company collected cash in excess of the carrying value in the amounts of $82,400 and $223,000, respectively and these amounts were recognized as interest income.

(6) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	2006	2005
Land	$5,328,785	$4,986,310
Building	2,181,640	1,298,807
Furniture and equipment	5,746,198	4,204,173
Aircraft	—	2,605,000
Leasehold improvements	313,156	291,248

Total property and equipment, gross	13,569,779	13,385,538
Less: Accumulated depreciation and amortization	2,862,745	2,182,557

Total property and equipment, net	$10,707,034	$11,202,981

Depreciation expense approximated $954,000, $791,000, and $605,000 for the periods ended December 31, 2006, 2005, and 2004, respectively.

In December of 2006, we sold the company owned aircraft and received $2.45 million in proceeds which were held in escrow until a new aircraft was delivered in February of 2007.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Goodwill and Other Intangible Assets

The balances and changes in the carrying amount of goodwill as of and for the years ended December 31, 2006 and 2005, are as follows:

	2006	2005
Beginning of year	$4,753,887	$1,608,293
Goodwill aquired during the year	—	3,145,594

End of year	$4,753,887	$4,753,887

The 2005 beginning balance of goodwill of $1.6 million relates to the acquisition of United National Bank during 2000. The Company, in accordance with SFAS 142, Goodwill and Other Intangible Assets, does not amortize goodwill and intangible assets that have indefinite lives and performs annual tests of those assets. The Company does not consider its goodwill to be impaired at December 31, 2006.

Acquired core deposit intangibles and other intangibles are as follows at December 31, 2006 and 2005:

	2006	2005
Beginning of year	$1,065,734	$849,734
Core deposit intangible aquired	—	230,400
Amortization	27,839	14,400

End of year	$1,037,895	$1,065,734

The core deposit intangible acquired in 2005 relates to the GCB acquisition. This asset was considered to have an estimated useful life of fifteen years and has a remaining useful life of thirteen and half years as of December 31, 2006. As of December 31, 2006, there was no impairment of the asset.

The beginning of the year balance for 2005 represents the intangible asset recorded as a result of the 2004 acquisition of the Premier bank charter. The charter is deemed to have an indefinite life and, as such, is not subject to amortization. As of December 31, 2006 and 2005, there was no impairment of the asset noted.

(8) Deposits

Deposits at December 31, 2006, and 2005 are summarized as follows:

	2006	2005
Noninterest-bearing deposits	$42,726,596	$22,502,154
Interest-bearing checking deposits	6,653,615	4,184,927
Money market and savings	36,993,065	9,439,087
Certificates of deposit	458,296,396	314,519,441

	$544,669,672	$350,645,609

At December 31, 2006 and 2005, the Company held approximately $296,003,247 and $133,384,977, respectively, in certificates of deposits obtained through the efforts of third party brokers. The weighted average cost of these deposits at December 31, 2006 and 2005 was 5.09% and 4.08%, respectively. The weighted average remaining maturity of these deposits at December 31, 2006 and 2005 was 11.7 months and 16.5 months, respectively.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, the scheduled maturities of certificates of deposit are as follows:

2007	$326,765,993
2008	82,493,022
2009	31,664,704
2010	7,387,814
2011	9,984,863

$458,296,396

(9) Federal Home Loan Bank Borrowings and Lines of Credit

At December 31, 2006 and 2005, the Company had approximately $86.7 million and $88.4 million of borrowing capacity, subject to available collateral, under a $210.8 million and $142.9 million secured line of credit, respectively, with the FHLB of Atlanta. Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Assets are pledged under a blanket lien at the time the advance is granted.

The following advances were outstanding at December 31, 2006 and 2005:

December 31, 2006
Advance	Interest Basis	Interest Payment Frequency	Rate	Maturity	Early Conversion Option Date

$2,500,000	Fixed	Monthly	4.22%	February 25, 2008	—
$25,000,000	Convertible	Quarterly	4.86%	March 12, 2012	March 12, 2007
$25,000,000	Convertible	Quarterly	3.94%	November 3, 2016	May 3, 2007
$5,000,000	Convertible	Monthly	4.85%	December 27, 2011	December 27, 2007

$57,500,000

December 31, 2005
Advance	Interest Basis	Interest Payment Frequency	Rate	Maturity	Early Conversion Option Date

$3,000,000	Fixed	Monthly	2.79%	April 27, 2006	—
$2,500,000	Fixed	Monthly	4.22%	February 25, 2008	—
$15,000,000	Fixed	Monthly	4.30%	January 4, 2006	—
$25,000,000	Convertible	Quarterly	3.98%	March 12, 2012	March 12, 2007
$20,000,000	Variable	Monthly	4.37%	January 23, 2006	—
$4,000,000	Variable	Monthly	4.49%	April 10, 2006	—

$69,500,000

Required payments of FHLB borrowings over the next five years are:

2007	$—
2008	2,500,000
2009	—
2010	—
2011	5,000,000

The Company had additional lines of credit available for overnight borrowings from other correspondent banks aggregating $37,500,000 and $26,700,000 at December 31, 2006 and 2005, respectively.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Junior Subordinated Debentures

In order to manage our capital position more efficiently, we have relied on trust preferred securities issued by our wholly-owned subsidiaries, Omni Statutory Trust II, Omni Statutory Trust III, and Omni Statutory Trust IV.

In 2003, 2004 and 2005 we issued, through these subsidiaries, trust preferred securities representing a preferred beneficial interest in our unsecured junior subordinated debentures. The trust preferred securities qualify as Tier I capital under Federal Reserve guidelines within certain limitations. In each case, the proceeds from the issuance of the trust preferred securities and the common securities of the trust were used to purchase our junior subordinated debentures, which carry a floating rate of interest adjusted every three months to the 3-Month LIBOR.

At December 31, 2006, the 3-Month LIBOR rate was 5.36%. The junior subordinated debentures mature on the 30-year anniversary of their issuance and cannot generally be called prior to the five-year anniversary of the date of issuance. The following table sets forth the principal terms of the junior subordinated debentures as of the date indicated.

Trust Name	Issuance Date	Principal Amount of Debenture	Spread to 3-month LIBOR	12/31/2006 Interest Rate
Omni Statutory Trust II	March 26, 2003	$5,155,000	+3.15%	8.51%
Omni Statutory Trust III	June 17, 2004	$5,155,000	+2.7%	8.06%
Omni Statutory Trust IV	March 17, 2005	$10,310,000	+1.9%	7.26%

In accordance with FASB Interpretation No. 46, Omni Statutory Trust II, Omni Statutory Trust III and Omni Statutory Trust IV (the “Trusts”) are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts. The Trust Preferred Securities are recorded as junior subordinated debentures on the balance sheets, but are subject to certain limitations to qualify for Tier 1 capital for regulatory capital purposes.

(11) Taxes

Income tax expense (benefit) was as follows:

December 31, 2006
Current expense:
Federal	$2,876,423
State	356,418

3,232,841
Deferred expense:
Federal	(3,748,000)
State	(436,531)

(4,184,531)

Total benefit	$(951,690)

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective tax rate differs from federal statutory rate of 34% applied to income before income taxes due to the following:

December 31, 2006
Federal statutory rate times financial statement income	$2,840,587
Effect of:
Tax-exempt income	(466,164)
State taxes, net of federal benefit	271,926
Change in tax status—conversion to C Corporation	(3,691,407)
Other	93,368

Total benefit	$(951,690)

Year end deferred tax assets and liabilities were due to the following:

December 31, 2006
Deferred tax assets:
Allowance for loan losses	$2,488,313
Other real estate owned	268,304
Non-accrual loans	89,734
Accrued expenses	415,341
Net operating loss carryover	1,759,590
Net unrealized loss on securities available for sale	228,083

Total Assets	$5,249,365
Deferred tax liabilities:
Premises and equipment	39,502
Acquired intangibles	65,292
Leased asset depreciation	1,143,492
Other	46,843

Total Liabilities	1,295,129

Net deferred income tax asset	$3,954,236

At December 31, 2006, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $4,704,000 and $4,048,000, respectively, which expire at various dates from 2014 to 2024.

Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization is not assured, a valuation allowance for temporary deductible differences that may expire prior to their utilization has not been recorded at year end 2006 because management believes it is more likely than not that all of the deferred tax assets will be realized.

(12) Unused Lines of Credit

At December 31, 2006 and 2005, the Company had unused lines of credit to purchase federal funds that totaled $37,500,000 and $26,700,000, respectively. The lines of credit are available on a one to fourteen day basis for general corporate purposes of the Company. The lenders have the right to withdraw the line at their option.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13) Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss, in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. In most cases, the Company requires collateral to support financial instruments with credit risk. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At December 31, 2006 and December 31, 2005, the Company had commitments to extend credit of approximately $52,695,000 and $46,650,000, respectively. At December 31, 2006 and 2005, the Company had standby letters of credit outstanding of approximately $35,000.

At December 31, 2006 we had approximately $3,643,000 in fixed rate commitments with interest rates that ranged from 6.0% to 11.0% with maturities ranging from eight months to eight years. We had approximately $49,052,000 in variable rate commitments that had not expired as of December 31, 2006. The loans underlying the commitments ranged in interest rates from 5.0% to 18.0% with maturities of six months to fifteen years. At December 31, 2005, we had commitments to extend credit of approximately $537,000 at fixed rates and $46,113,000 at variable rates. The loans underlying the commitments had interest rates ranging from 6.0% to 18.0% with maturities of 3 months to fifteen years.

Leases

The Company leases certain office facilities and equipment under noncancellable operating leases. The rental expense associated with the leases for office facilities for the periods ended December 31, 2006, 2005 and 2004 was $1,037,881, $906,096 and $689,544, respectively.

Future minimum lease payments under the operating leases for office facilities are as follows at December 31, 2006:

2007	$1,051,118
2008	1,065,494
2009	915,136
2010	787,937
2011	791,180
Thereafter	189,840

$4,800,705

Included in the future minimum lease payments above is approximately $3,286,732 related to the Company’s lease of its corporate headquarters in Atlanta, Georgia. The lease expires as of December 31, 2011.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Contingencies

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company and its subsidiary.

(15) Fair Values of Financial Instruments

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions would significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments and other recorded assets and liabilities without attempting to estimate the fair value of anticipated future business.

In addition, tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments and certain other assets and liabilities:

Cash and Cash Equivalents—The carrying amount is a reasonable estimate of fair value.

Investment Securities—Fair values for investment securities are based on quoted market prices.

Other Investments and Loans Held for Sale—The carrying amount is considered a reasonable estimate of fair value.

Loans—For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for all other loans are estimated based upon a discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits—Fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on deposits of similar terms of maturity. The carrying amounts of all other deposits, due to their short-term nature, approximate their fair values.

Interest Bearing Deposits and Federal Funds Purchased—The associated accounts have short-term maturities and the carrying amount is a reasonable estimate of the fair value.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Home Loan Bank Borrowings—The fair value of the FHLB fixed rate borrowings is estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements. The variable rate borrowing bears interest on a floating basis and, as such, the carrying amount approximates fair value.

Junior Subordinated Debentures—Junior subordinated debentures bear interest on a floating basis, based on spreads over three month Libor. The carrying amount has been recalculated based on the present value of the differential of the stated spread to market yields.

Accrued interest receivable and accrued interest payable—The carrying amount is a reasonable estimate of fair value.

Commitments to Extend Credit, Standby Letters of Credit—Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable interest rates. Therefore, both the carrying value and estimated fair value associated with these instruments are immaterial.

Limitations—Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2006 and 2005 are as follows: (Dollars in thousands)

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$22,535	$22,535	$10,415	$10,415
Investment securities available-for-sale	134,554	134,554	105,825	105,825
Other investments	4,836	4,836	4,570	4,570
Loans, net	494,814	492,345	322,844	322,229
Loans held-for-sale	9,635	9,635	8,204	8,204
Accrued interest receivable	4,782	4,782	2,842	2,842
Liabilities:
Deposits	544,670	544,055	350,646	348,564
Federal Home Loan Bank borrowings	57,500	57,485	69,500	69,439
Junior subordinated debentures	20,620	21,860	20,620	21,874
Accrued interest payable	3,493	3,493	2,747	2,747

(16) Shareholders’ Equity

Dividends payable by the Company are generally unrestricted although the ability to pay dividends may from time to time be dependent upon the dividends paid to it by the Bank. A national bank must obtain the approval of

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the OCC if the total of all dividends declared in any calendar year exceeds the bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years. At December 31, 2006, the Bank could pay approximately $3,797,000 plus current year earnings in dividends without obtaining prior regulatory approval.

(17) Other Operating Expense

Components of other operating expenses which are greater than 1% of interest income and other operating income for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Telecommunications	$563,924	$439,961	$306,561
Travel	$550,227	$513,526	$380,899
Advertising, marketing, business development	$441,424	$404,954	$197,132
Data Processing	$410,488	$458,872	$388,338

(18) Significant Event

In December 2005 the Company incurred a loss of $1,039,524 after its warehouse lending division discovered a defalcation by a mortgage company headquartered in Florida (the “FMC”). At the time the defalcation was discovered, the Company purchased interests in 19 loans totaling approximately $3,300,000 in which the FMC was involved.

The Company learned that wire proceeds on three loans, totaling $1,026,000, were diverted from a title insurance agency to the FMC and, therefore, never used to close the three loans. Immediately precedent to the discovery of the defalcation, the FMC ceased its operations, and thereupon the Company took possession of the other 16 files and is currently receiving payments on these loans. The Company continues to pursue legal action in this matter.

(19) Employee and Director Benefit Plans

Defined Contribution Plan

The Company has a 401(k) plan whereby substantially all employees are eligible to participate in the Plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company will make matching contributions equal to 100% of the first four and half percent of an employee’s compensation contributed to the Plan. Matching contributions vest to the employee ratably over a five-year period. Expenses attributable to the Plan amounted to approximately $242,000, $147,000 and $132,000 for 2006, 2005 and 2004, respectively.

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

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average minimum value of options granted was $1.70 and $1.00 for the years ended December 31, 2005 and 2004, respectively, based on estimates as of the date of grant using the minimum value pricing model.

The exercise price per share for nonqualified and incentive stock options shall be the price as determined by an option committee, but not less than the fair market value of the common stock on the date of grant. All new options granted will be issued from new shares of the 25,000,000 shares authorized.

Under the provisions of the Option Plan, all outstanding unvested options immediately vested on the closing date of the Company’s Initial Public Offering (“IPO”), October 4, 2006.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the Company to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options.

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

The following table summarizes stock option activity for the year December 31, 2006:

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding—January 1, 2006	416,853	$5.40
Granted	56,500	10.08
Exercised	(21,500)	3.08
Forfeited	(9,250)	6.00

Outstanding—December 31, 2006	442,603	$6.10	7.4	$1,912,045

Exercisable—December 31, 2006	404,853	$5.73	7.1	$1,898,761

(1)	Based on closing price of $10.42 per share on December 29, 2006.

Intrinsic value for stock option is defined as the difference between the current market value and the exercise price. The total intrinsic value of option exercised during 2006 was $148,780. No options were exercised during 2005 and 2004.

The weighted average minimum value for options granted in 2005 and 2004 and the weighted average fair value for 2006 option grants is estimated on the date of grant using the Black-Scholes option pricing model. Options to purchase 56,500 shares, 219,350 shares and 73,100 shares respectively, were granted during 2006, 2005 and 2004. The weighted-average fair value of options granted during 2006 was $3.25. The weighted-average

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

minimum value of options granted during 2005 and 2004 were $1.70 and $1.00, respectively. The weighted-average values were calculated using the following assumptions:

	2006	2005	2004
Risk-free interest rate	4.90%	4.40%	3.55%
Expected dividend yield	1.51%	2.00%	1.70%
Expected stock volatility	19.30%	N/A	N/A
Expected Life (years)	10.0	7.0	7.0

Due to our limited history, the expected volatility as of December 31, 2006 is based on the volatilities of select similar publicly traded companies. An expected life of ten years is assumed due to the limited number of forfeitures since the inception of the plan.

A summary of the shares of the Company’s nonvested stock options as of December 31, 2006, and changes during the years, is as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested—January 1, 2006	370,603	7.03
Granted	56,500	10.08
Vested	(380,103)	7.51
Forfeited	(9,250)	6.00
Nonvested—December 31, 2006	37,750	$10.12

Stock compensation expense for 2006 was $80,993. Unrecognized stock based compensation expense related to stock options for 2006 and beyond is estimated as follows:

2007	$24,228
2008	24,933
2009	24,933
2010 and thereafter	45,711

The cost is expected to be recognized over a weighted-average period of 4.7 years.

(20) Related Party Transactions

The Company conducts transactions with directors and officers, including companies in which they have a beneficial interest, in the normal course of business. As of December 31, 2006, 2005 and 2004, there were no loans with directors and executive officers and their related interests. At December 31, 2006, 2005 and 2004, deposits from directors, executive officers and their related interests aggregated approximately $5,411,599, $1,011,000, and $155,000, respectively.

During part of 2004, the Chief Executive Officer (CEO) of the Company owned an airplane, which was used occasionally for Bank business. During 2004, the CEO sold his personal aircraft to the Company for $2,605,000, which approximated fair market value. During 2005 and 2004, the CEO reimbursed the Company $8,475 and $5,925, respectively, for the personal use of the aircraft. The Company reimbursed the CEO $111,525 for the use of his plane during 2004 while it was still owned by the CEO.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(21) Regulatory Matters

The Company and the Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Company to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company meet all capital adequacy requirements to which they are subject.

As of December 31, 2006 and December 21, 2005, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s category.

The actual capital amounts and ratios are also presented in the table below. (Dollars in thousands)

	Actual		For Capital Adequacy Purposes Minimum		To Be Well Capitalized Under Prompt Corrective Action Provision Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Tier 1 Capital to average assets
Bank	$50,406	7.71%	$26,150	4.00%	$32,689	5.00%
Consolidated	$86,038	13.11%	$26,256	4.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Bank	$50,406	8.95%	$22,522	4.00%	$33,784	6.00%
Consolidated	$86,038	15.62%	$22,036	4.00%	N/A	N/A
Total Capital to risk weighted assets
Bank	$59,052	10.49%	$45,046	8.00%	$56,307	10.00%
Consolidated	$92,684	16.82%	$44,071	8.00%	N/A	N/A
As of December 31, 2005
Tier 1 Capital to average assets
Bank	$34,337	7.48%	$18,420	4.00%	$23,025	5.00%
Consolidated	$34,566	7.49%	$18,456	4.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Bank	$34,337	9.82%	$14,038	4.00%	$21,057	6.00%
Consolidated	$34,566	9.83%	$14,058	4.00%	N/A	N/A
Total Capital to risk weighted assets
Bank	$40,729	11.64%	$28,077	8.00%	$35,096	10.00%
Consolidated	$48,868	13.90%	$28,116	8.00%	N/A	N/A

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(22) Quarterly Financial Data (Unaudited)

	Years Ended December 31,
	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$14,595,677	$13,354,275	$12,064,539	$10,050,537	$9,540,509	$8,402,167	$7,003,858	$6,036,635
Interest expense	6,958,042	6,705,794	5,569,355	4,436,862	4,113,327	3,654,976	2,882,838	2,207,632
Net interest income	7,637,635	6,648,481	6,495,184	5,613,675	5,427,182	4,747,191	4,121,020	3,829,003
Provision for loan losses	717,000	916,000	725,000	225,000	424,000	160,000	350,000	330,000
Net interest income, after provision for loan losses	6,920,635	5,732,481	5,770,184	5,388,675	5,003,182	4,587,191	3,771,020	3,499,003
Noninterest income	1,035,044	489,039	554,826	843,768	610,574	913,825	683,244	401,853
Noninterest expenses	5,813,184	4,062,612	4,230,071	4,274,117	4,293,902	4,365,049	3,155,074	2,794,596
Income tax (benefit)	688,903	722,280	687,455	(3,050,328)	—	—	—	—

Net income	$1,453,592	$1,436,628	$1,407,484	$5,008,654	$1,319,854	$1,135,967	$1,299,190	$1,106,260

Proforma data: (see note 1)
Net income:
As reported	$1,453,592	$1,436,628	$1,407,484	$5,008,654	$1,319,854	$1,135,967	$1,299,190	$1,106,260
Adjustment for income tax expense	—	—	—	—	(399,955)	(344,990)	(393,697)	(337,664)
Adjustment for change in tax status	—	—	—	(3,691,407)	—	—	—	—

Adjusted net income	$1,453,592	$1,436,628	$1,407,484	$1,317,247	$919,899	$790,977	$905,493	$768,596

Earnings per common share:
Basic	$0.20	$0.17	$0.20	$0.17	$0.20	$0.17	$0.20	$0.17
Diluted	$0.20	$0.17	$0.19	$0.17	$0.20	$0.17	$0.19	$0.17
Proforma earnings per common share:
Basic	$0.13	$0.19	$0.19	$0.18	$0.14	$0.12	$0.20	$0.17
Diluted	$0.13	$0.19	$0.19	$0.17	$0.14	$0.12	$0.19	$0.17

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(23) Condensed Financial Statements of Parent Company (Parent Only)

Condensed financial statements pertaining only to Omni Financial Services, Inc. are presented below.

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Cash and interest bearing deposits	$36,738,689	$9,319,870
Investment in Omni National Bank	57,332,591	38,948,982
Notes receivable	3,034,346	2,235,000
Other assets	791,898	877,400

	$97,897,524	$51,381,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$4,930,438	$1,679,514
Junior subordinated debentures	20,620,000	20,620,000
Shareholders’ equity	72,347,086	29,081,738

	$97,897,524	$51,381,252

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Income:
Interest income	$752,659	$378,811	$232,530
Interest expense	1,554,578	1,089,603	355,945

Net interest expense	(801,919)	(710,792)	(123,415)
Other expenses	(221,967)	(76,611)	(82,984)

Loss before equity in undistributed earnings of subsidiaries	(1,023,886)	(787,403)	(206,399)
Income tax benefit	388,666	—	—
Equity in undistributed earnings of subsidiaries	9,941,578	5,648,674	3,798,096

Net income	$9,306,358	$4,861,271	$3,591,697

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$9,306,358	$4,861,271	$3,591,697
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(9,941,578)	(5,648,674)	(3,798,096)
Stock compensation expense recorded	80,993	—	—
Change in other assets and liabilities, net	3,336,427	1,332,630	(213,085)

Net cash provided by (used in) operating activities	2,782,200	545,227	(419,484)

Cash flows from investing activities:
Change in notes receivable	(799,345)	933,750	(1,168,750)
Capital injections into Bank subsidiary	(8,000,000)	(11,173,242)	(3,848,381)

Net cash used in investing activities	(8,799,345)	(10,239,492)	(5,017,131)

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	—	10,310,000	5,155,000
Purchase of treasury stock	(87)	—	(100,000)
Proceeds for exercise of option	38,225
Proceeds from issuance of common stock	35,407,612	6,946,359	11,538
Distributions to shareholders	(2,009,786)	(2,110,983)	(535,675)

Net cash provided by financing activities	33,435,964	15,145,376	4,530,863

Net increase in cash	27,418,819	5,451,111	(905,752)
Cash and cash equivalents at beginning of year	9,319,870	3,868,759	4,774,511

Cash and cash equivalents at end of year	36,738,689	9,319,870	3,868,759

Supplemental cash flow information:
Cash paid during the year for interest	$1,554,578	$1,048,750	$363,734

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Omni Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Omni Financial Services, Inc. and subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni Financial Services, Inc. and subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

CROWE CHIZEK AND COMPANY LLC

Brentwood, Tennessee

February 27, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

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

Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is reported within the time periods specified under Securities and Exchange Commission rules. Additionally, they concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in time to allow timely decisions regarding required disclosures.

There were no changes in internal controls over financial reporting or, to management’s knowledge, in other factors during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of the evaluation.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information regarding securities authorized for issuance under the Corporation’s equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K

2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to shareholders upon written request to Omni Financial Services, Inc.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation		S-1	333-134997	3.1	06/14/2006

3.2	Amended and Restated Bylaws, as amended		S-1	333-134997	3.2	06/14/2006

4.2	Indenture dated March 17, 2005 among Omni Financial Services, Inc., Omni Statutory Trust IV and Wilmington Trust Company		S-1	333-134997	4.2	06/14/2006

4.3	Indenture dated June 17, 2004 among Omni Financial Services, Inc., Omni Statutory Trust III and Wilmington Trust Company		S-1	333-134997	4.3	06/14/2006

4.4	Indenture dated March 26, 2003 among Omni Financial Services, Inc., Omni Statutory Trust II and U.S. Bank National Association		S-1	333-134997	4.4	06/14/2006

10.1	2001 Stock Incentive Plan, as amended*		S-1	333-134997	10.1	06/14/2006

10.2	Form of Employee Stock Option Agreement*		S-1	333-134997	10.2	06/14/2006

10.3	Form of Non-Employee Director Stock Option Agreement*		S-1	333-134997	10.3	06/14/2006

10.4	Non-competition Agreement dated February 16, 2005 between Omni National Bank and Jeffrey L. Levine*		S-1	333-134997	10.4	06/14/2006

21.1	Subsidiaries of Omni Financial Services, Inc.		S-1	333-134997	21.1	06/14/2006

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X

32.1	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer	X

*	Denotes a management contract, compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2006

OMNI FINANCIAL SERVICES, INC.

By:	/S/ CONSTANCE E. PERRINE
Constance E. Perrine Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities stated and on the 21st day of March, 2007.

Signature	Capacity

/S/ STEPHEN M. KLEIN Stephen M. Klein	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ IRWIN M. BERMAN Irwin M. Berman	President, Chief Operating Officer, and Director

/S/ CONSTANCE E. PERRINE Constance E. Perrine	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ JEFFREY L. LEVINE Jeffrey L. Levine	Chief Redevelopment Lending Officer and Director

/S/ L. LYNNETTE FULLER-ANDREWS L. Lynnette Fuller-Andrews	Director

/S/ ELIOT M. ARNOVITZ Eliot M. Arnovitz	Director

/S/ PETER GOODSTEIN Peter Goodstein	Director

/S/ BARBARA BABBIT KAUFMAN Barbara Babbit Kaufman	Director

/S/ ULYSSES TAYLOR Ulysses Taylor	Director