Form 10-K/A
period 2006-12-31
Omni Financial Services, Inc.
filed 2007-04-02
CIK 1362599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

This amendment is being filed solely to attach Exhibit 23.1 (Consent of Independent Registered Public Accounting Firm), which was inadvertently omitted from the initial filing of this report.

1

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements. Reference is made to Part II, Item 8, of this Annual Report on Form 10-K

2.	Consolidated Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to shareholders upon written request to Omni Financial Services, Inc.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation		S-1	333-134997	3.1	06/14/2006

3.2	Amended and Restated Bylaws, as amended		S-1	333-134997	3.2	06/14/2006

4.2	Indenture dated March 17, 2005 among Omni Financial Services, Inc., Omni Statutory Trust IV and Wilmington Trust Company		S-1	333-134997	4.2	06/14/2006

4.3	Indenture dated June 17, 2004 among Omni Financial Services, Inc., Omni Statutory Trust III and Wilmington Trust Company		S-1	333-134997	4.3	06/14/2006

4.4	Indenture dated March 26, 2003 among Omni Financial Services, Inc., Omni Statutory Trust II and U.S. Bank National Association		S-1	333-134997	4.4	06/14/2006

10.1	2001 Stock Incentive Plan, as amended*		S-1	333-134997	10.1	06/14/2006

10.2	Form of Employee Stock Option Agreement*		S-1	333-134997	10.2	06/14/2006

10.3	Form of Non-Employee Director Stock Option Agreement*		S-1	333-134997	10.3	06/14/2006

10.4	Non-competition Agreement dated February 16, 2005 between Omni National Bank and Jeffrey L. Levine*		S-1	333-134997	10.4	06/14/2006

21.1	Subsidiaries of Omni Financial Services, Inc.		S-1	333-134997	21.1	06/14/2006

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	X

32.1	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer	X

*	Denotes a management contract, compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007

OMNI FINANCIAL SERVICES, INC.

By:	/S/ CONSTANCE E. PERRINE
Constance E. Perrine Executive Vice President and Chief Financial Officer