Form 10-Q
period 2007-03-31
Omni Financial Services, Inc.
filed 2007-05-15
CIK 1362599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At April 30, 2007, 11,352,307 shares of the registrant’s common stock were outstanding.

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

•

general economic conditions, either nationally or regionally and especially in our primary service area or in discrete locations within our market areas, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth and the lack of seasoning of our loan portfolio;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets and in the overall availability of financing including brokered or other deposits; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I. Financial Information

Item 1.	Financial Statements

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and due from banks, including required cash reserves of $974,000 and $896,000	$5,041,610	$5,874,453
Interest-bearing deposits in other financial institutions	722,355	319,961
Federal funds sold	8,432,000	16,341,000

Total cash and cash equivalents	14,195,965	22,535,414
Investment securities available-for-sale	136,784,297	134,553,978
Other investments	5,152,800	4,836,100
Loans, net of allowance for loan losses of $ 7,575,764 and $6,646,212	562,379,221	494,813,672
Loans held-for-sale	6,382,403	9,635,243
Other real estate owned	5,237,959	3,377,719
Premises and equipment, net	17,162,212	10,707,034
Goodwill	4,753,887	4,753,887
Cash surrender value of life insurance policies	1,213,236	1,201,275
Accrued interest receivable and other assets	18,099,993	16,349,659

	$771,361,973	$702,763,981

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Demand	$44,474,774	$49,380,211
Savings and money market	45,642,353	36,993,065
Time deposits less than $100,000	240,945,487	218,750,720
Time deposits equal to or greater than $100,000	280,728,327	239,545,676

Total deposits	611,790,941	544,669,672
Federal Home Loan Bank borrowings	57,500,000	57,500,000
Junior subordinated debentures	20,620,000	20,620,000
Escrow accounts, accrued interest payable and other liabilities	7,969,523	7,627,223

Total liabilities	697,880,464	630,416,895
Common stock, par value $1.00; 25,000,000 shares authorized: 11,351,428 and 11,348,928 shares issued; 11,334,807 and 11,332,307 outstanding	11,351,428	11,348,928
Additional paid-in capital	54,601,917	54,567,172
Retained earnings	8,182,279	7,296,572
Accumulated other comprehensive loss	(554,028)	(765,499)
Treasury stock, at cost; 16,621 shares	(100,087)	(100,087)

Total shareholders’ equity	73,481,509	72,347,086

	$771,361,973	$702,763,981

The accompanying notes are an integral part of these consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	(Unaudited)
Interest income:
Interest and fees on loans	$14,305,013	$8,570,770
Interest on investment securities
Tax exempt	355,060	341,653
Taxable	1,306,286	931,250
Other interest and dividend income	169,844	81,737

Total interest and dividend income	16,136,203	9,925,410

Interest expense:
Deposits	6,759,306	3,327,277
Federal Home Loan Bank and other borrowings, long term	583,581	709,580
Federal funds purchased and other short-term borrowings	19,774	51,294
Junior subordinated debentures	387,171	348,714

Total interest expense	7,749,832	4,436,865

Net interest income	8,386,371	5,488,545
Provision for loan losses	985,779	225,000

Net interest income after provision for loan losses	7,400,592	5,263,545

Noninterest income:
Service charges on deposit accounts	157,996	136,214
Gain on sale of loans	98,324	480,307
Gains (losses) on sale of investment securities, net	(1,129)	1,576
Other income	380,543	225,674

Total noninterest income	635,734	843,771

Noninterest Expense:
Salaries and employee benefits	3,005,848	2,040,168
Occupancy and equipment	775,297	641,127
Professional fees	331,883	264,624
Other real estate owned expense	375,767	33,144
Communication expense	184,430	145,788
Advertising and marketing	155,152	138,940
Other	1,063,731	885,199

Total noninterest expense	5,892,108	4,148,990

Income before income taxes	2,144,218	1,958,326
Income tax expense (benefit)	691,770	(3,050,328)

Net income	$1,452,448	$5,008,654

Proforma Data: (1)
Net income:
As reported	$1,452,448	$5,008,654
Adjustment for change in tax status	—	(3,691,407)

Adjusted net income	$1,452,448	$1,317,247

Earnings per common share
Basic	$0.13	$0.67
Diluted	$0.13	$0.66

Proforma Earnings per common share: (1)
Basic earnings per share	$0.13	$0.18
Diluted earnings per share	$0.13	$0.17

Weighted average common shares outstanding:(2)
Basic	11,333,807	7,228,782
Diluted	11,496,696	7,393,122

(1)	Net income for March 31, 2006 has been adjusted to reflect the $3.69 million tax credit related to our conversion from an S-Corporation to a C-Corporation, recognized on January 1, 2006.
(2)	March 31, 2006 adjusted for the 2 for 1 reverse stock split that occurred in May 2006.

The accompanying notes are an integral part of these consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006
Net income	$1,452,448	$5,008,654

Other comprehensive (loss) income:
Unrealized holding gains (losses) on investment securities available-for-sale arising during the period, net of taxes of $128,962 and $283,361	210,770	(463,111)
Reclassification adjustment for (gains) losses realized on sales of investment securities, net of taxes of $(428) and $598	701	(978)

Other comprehensive (loss) income	211,471	(464,089)

Total comprehensive income	$1,663,919	$4,544,565

The accompanying notes are integral part of these consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Beginning Balance, January 1, 2006	7,242,612	$7,242,612	$13,724,927	$9,421,731	$(100,000)	$(1,207,532)	$29,081,738
Reclassification of retained earnings upon change in tax status			9,421,731	(9,421,731)			—
Net income				5,008,654			5,008,654
Issuance of common stock	250,366	250,366	2,124,939				2,375,305
Cash distributions to shareholders ($.028 per common share)				(424,221)			(424,221)
Change in net unrealized loss on investment securities available-for-sale						(464,089)	(464,089)

Ending Balance, March 31, 2006	7,492,978	$7,492,978	$25,271,597	$4,584,433	$(100,000)	$(1,671,621)	$35,577,387

Beginning Balance, January 1, 2007	11,348,928	$11,348,928	$54,567,172	$7,296,572	$(100,087)	$(765,499)	$72,347,086
Net income				1,452,448			1,452,448
Employee options exercised	2,500	2,500	14,250				16,750
Stock compensation expense			20,495				20,495
Cash distributions to shareholders ($.05 per common share)				(566,741)			(566,741)
Change in net unrealized loss on investment securities available-for-sale						211,471	211,471

Ending Balance, March 31, 2007	11,351,428	$11,351,428	$54,601,917	$8,182,279	$(100,087)	$(554,028)	$73,481,509

The accompanying notes are an integral part of these consolidated financial statements

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net income	$1,452,448	$5,008,654
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	297,312	260,039
Provision for loan losses	985,779	225,000
Gain on sale of other real estate	(86,770)	(28,215)
Gain on sale of premises and equipment	(6,065)	(43,738)
Gain on sale of loans	(98,324)	(480,307)
Originations of warehouse loans held for sale	(55,727,264)	(50,219,395)
Sales of warehouse loans	58,980,104	54,004,446
Deferred tax asset recognized on conversion to C-corporation	—	(3,691,407)
Stock compensation expense recorded	20,495	—
Investment securities losses (gains), net	1,129	(1,576)
Change in:
Accrued interest receivable and other assets	(1,885,288)	(684,549)
Escrow accounts, accrued interest payable and other liabilities	655,465	2,472

Net cash provided by operating activities	4,589,021	4,351,424

Cash flows from investing activities (net of effect of acquisitions):
Proceeds from maturities, calls, and paydowns of investment securities available-for-sale	5,746,286	6,031,977
Purchases of investment securities available-for-sale	(7,963,154)	(19,716,449)
Purchases of other investments	(1,014,200)	(1,785,200)
Proceeds from sales of other investments	697,500	810,000
Net change in loans	(70,241,944)	(43,844,037)
Proceeds from sale of other real estate	25,790	124,744
Purchase of other real estate investments	(10,321)	(1,725)
Proceeds from sale of premises and equipment	—	44,738
Purchase of premises and equipment	(6,739,705)	(129,393)

Net cash used in investing activities	(79,499,748)	(58,465,345)

Cash flows from financing activities (net of effect of acquisitions):
Net change in deposits	67,121,269	25,259,140
Proceeds from Federal Home Loan Bank borrowings	40,500,000	34,500,000
Repayments of Federal Home Loan Bank borrowings	(40,500,000)	(18,000,000)
Net change in federal funds purchased	—	5,648,000
Proceeds from exercise of options	16,750	—
Proceeds from issuance of common stock	—	2,375,305
Cash dividends to shareholders	(566,741)	(424,221)

Net cash provided by financing activities	66,571,278	49,358,224

Net change in cash and cash equivalents	$(8,339,449)	$(4,755,697)
Cash and cash equivalents at beginning of period	22,535,414	10,415,055

Cash and cash equivalents at end of period	$14,195,965	$5,659,358

Supplemental cash flow information and noncash disclosures:
Cash paid during the period for interest	$7,094,367	$3,978,995
Cash paid during the period for taxes	$183,710	$—
Loans transferred to other real estate	$8,611,721	$1,181,441
Other real estate sales financed by Bank	$6,624,949	$1,224,978

The accompanying notes are an integral part of these consolidated financial statements

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)—Summary of Significant Accounting Policies and Activities

Organization

Omni Financial Services, Inc. (the “Company”) is incorporated in the state of Georgia as a bank holding company. The Company provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Omni National Bank (the “Bank”) and the Bank’s wholly owned subsidiaries. The Company has operations in metropolitan Atlanta and Dalton, Georgia; Fayetteville, High Point and Parkton, North Carolina; Tampa, Florida; and Chicago, Illinois; with its corporate headquarters in Atlanta, Georgia. The Company also has loan production offices in Atlanta and Dalton, Georgia; Charlotte, North Carolina; Birmingham, Alabama; Philadelphia, Pennsylvania; and Dallas, Texas. The Bank is chartered and regulated by the Office of the Comptroller of the Currency.

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2007 and 2006 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Use of Estimates

In preparing the consolidated financial statements, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, the fair value of stock based compensation awards and fair values of financial instruments are particularly subject to change in the near term.

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

Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, The Company must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share.” Anti-dilutive stock options have not been included in the diluted earnings per share calculations. Anti-dilutive shares for March 31, 2007 and 2006 were 237,000 and 0, respectively.

Earnings per common share amounts for the three month periods ended March 31, 2007 and 2006 are as follows:

	Net Earnings (Numerator)	Common Share (Denominator)	Per Share Amount
For the Three Months Ended March 31, 2007
Basic earnings per share	$1,452,448	11,333,807	$0.13
Effect of dilutive securities – stock options	—	162,889	$—

Diluted earnings per share	$1,452,448	11,496,696	$0.13

For the Three Months Ended March 31, 2006
Basic earnings per share	$5,008,654	7,228,782	$0.67
Effect of dilutive securities – stock options	—	164,340	$(0.01)

Diluted earnings per share	$5,008,654	7,393,122	$0.66

Proforma earnings per common share amounts for the three month periods ended March 31, 2007 and 2006 are as follows:

	Net Earnings (Numerator)	Common Share (Denominator)	Per Share Amount
For the Three Months Ended March 31, 2007
Basic earnings per share	$1,452,448	11,333,807	$0.13
Effect of dilutive securities – stock options	—	162,889	$—

Diluted earnings per share	$1,452,448	11,496,696	$0.13

For the Three Months Ended March 31, 2006
Basic earnings per share	$1,317,247	7,228,782	$0.18
Effect of dilutive securities – stock options	—	164,340	$(0.01)

Diluted earnings per share	$1,317,247	7,393,122	$0.17

Income Taxes

The Company, with the consent of its shareholders prior to January 1, 2006, elected to be taxed under the Internal Revenue Code as an S Corporation. The Company’s shareholders terminated the S Corporation election effective January 1, 2006, and we now pay corporate income taxes. In connection with that election, a deferred tax asset was established which resulted in an income tax benefit of $3,691,407 on the consolidated statement of earnings for the three month period ended March 31, 2006.

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

Reverse Stock Split

On April 18, 2006, the Company’s Board of Directors approved a one-for-two reverse stock split of the Company’s common stock to shareholders of record on May 1, 2006. The result is a proportional decrease in the number of the Company’s shares outstanding from 14.49 million to 7.2 million as of March 31, 2006. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

Initial Public Stock Offering

In September 2006, the Company’s registration statement on Form S-1 relating to the initial public offering of shares of the Company’s common stock was declared effective. The Company signed an underwriting agreement on September 28, 2006, pursuant to which the underwriters agreed to purchase 3,350,000 shares of common stock (with an option to purchase 502,500 shares to cover over-allotments) on a firm commitment basis and closed the transaction on October 4, 2006. The Company issued 3,852,500 shares and received offering proceeds of $33.0 million (net of offering costs of $1.0 million) in October 2006.

Recent Accounting Pronouncements

SFAS No. 156 (FASB 156), “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.”

In March of 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this standard as of January 1, 2007. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

The Company adopted the provisions of FIN 48 on January 1, 2007, and determined there was no need to make an adjustment to retained earnings due to adoption of this Interpretation. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located. These returns are subject to examination by taxing authorities for all years after 2002.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140.”

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The Company adopted the provision of this standard on January 1, 2007 and the adoption of this standard did not have any impact on its consolidated financial position or results of operations.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

FASB Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.

FASB Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).”

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.

It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this issue on January 1, 2007 did not have any affect on the Company’s consolidated financial statements.

(2)—Loans

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

Loans secured by first mortgages on 1-4 family residences, multifamily residences and commercial real estate totaling approximately $54.0 million and $69.1 million were pledged as collateral for outstanding FHLB advances as of March 31, 2007 and December 31, 2006, respectively.

Major classifications of loans at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006
Real estate – construction	$74,531,497	$61,767,736
Community redevelopment	156,862,533	132,161,743
Commercial real estate	199,595,314	184,014,559
Residential real estate	19,226,160	20,254,071
Commercial and industrial	119,188,485	102,017,512
Consumer	2,345,522	2,374,536

Total loans	571,749,511	502,590,157
Less: Allowance for loan losses	7,575,764	6,646,212
Deferred loan fees, net	1,794,526	1,130,273

Total net loans	$562,379,221	$494,813,672

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended March 31, 2007	At or for the Year Ended December 31, 2006	Three Months Ended March 31, 2006
Balance at beginning of period	$6,646,212	$4,791,221	$4,791,221
Provision for loan losses	985,779	2,583,000	225,000
Credits charged off	(90,788)	(787,396)	(39,312)
Recoveries on credits previously charged-off	34,561	59,387	16,016

Balance at end of period	$7,575,764	$6,646,212	$4,992,925

(3)—Stock Option Plan

The following table summarizes the Company’s stock option plan activity for the three months ended March 31, 2007:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding—January 1, 2007	442,603	$6.10
Granted	180,500	10.74
Exercised	(2,500)	6.74
Forfeited	—	—

Outstanding—March 31, 2007	620,603	$7.45	7.5	$1,414,975

Exercisable—March 31, 2007	402,353	$5.73	7.1	$1,617,459

(1)	Based on closing price of $9.75 per share on March 30, 2007(the last trading day of March).

Stock compensation expense for the three months ended March 31, 2007 and 2006 was $20,496 and $0, respectively. Subsequent to its adoption of SFAS No. 123(R) ,”Share Based Payments,” the Company is only required to apply the provisions for estimating the fair value of options prospectively to new options awarded or existing options modified. The Company adopted SFAS No. 123(R) on January 1, 2006 and there were no options awarded or modified during the three month period ended March 31, 2006.

Unrecognized stock based compensation expense related to stock options for 2007 and beyond is estimated as follows:

2007	$88,167
2008	117,044
2009	117,044
2010 and thereafter	237,609

The cost is expected to be recognized over a weighted-average period of 4.7 years.

(4)—Commitments

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

At March 31, 2007 and December 31, 2006, the Company had commitments to extend credit of approximately $23,072,555 and $17,645,365, respectively. At March 31, 2007 and December 31, 2006, the Company had standby letters of credit outstanding of approximately $15,000 and $35,000, respectively.

At March 31, 2007 we had approximately $7,076,127 in fixed rate commitments with interest rates that ranged from 8.25% to 18.0% with maturities ranging from six months to ten months. We had approximately $15,996,428 in variable rate commitments that had not expired as of March 31, 2007. The loans underlying the commitments ranged in interest rates from 8.25% to 25.0% with maturities of six months to fifteen years.

At December 31, 2006 we had approximately $3,643,000 in fixed rate commitments with interest rates that ranged from 6.0% to 11.0% with maturities ranging from eight months to eight years. We had approximately $14,002,365 in variable rate commitments that had not expired as of December 31, 2006. The loans underlying the commitments ranged in interest rates from 5.0% to 18.0% with maturities of six months to fifteen years.

(5)—Taxes

Omni, with the consent of its shareholders prior to January 1, 2006, elected to be taxed under the Internal Revenue Code as an S Corporation. The Company’s shareholders terminated the S Corporation election effective January 1, 2006, and the Company now pay corporate income taxes. On January 1, 2006, In connection with the terminated election, a deferred tax asset was established which resulted in an income tax benefit of $3,691,407 on the consolidated statement of earnings for the three month period ended March 31, 2006.

Income tax expense was as follows:

Three Months Ended March 31, 2007
Current expense:
Federal	$939,738
State	121,643

1,061,381
Deferred expense (benefit) :
Federal	(311,465)
State	(58,146)

(369,611)

Total expense	$691,770

Effective tax rate differs from federal statutory rate of 34% applied to income before income taxes due to the following:

Three Months Ended March 31, 2007
Federal statutory rate times financial statement income	$729,034
Effect of:
Tax-exempt income	(94,895)
State taxes, net of federal benefit	75,232
State tax credit, net of federal benefit	(33,985)
Other	16,384

Total expense	$691,770

Quarter-end deferred tax assets and liabilities were due to the following:

March 31, 2007
Deferred tax assets:
Allowance for loan losses	$2,857,924
Other real estate owned	268,304
Non-accrual loans	89,734
Accrued expenses	415,341
Net operating loss carryover	1,759,590
Net unrealized loss on securities available for sale	82,924

Total Assets	$5,473,817
Deferred tax liabilities:
Premises and equipment	$39,502
Aquired intangibles	65,292
Leased asset depreciation	1,143,492
Other	46,843

Total Liabilities	$1,295,129

Net deferred income tax asset	$4,178,688

At March 31, 2007, the Company had net operating loss carry forwards for federal and state tax purposes of approximately $4,704,000 which expire at various dates from 2014 to 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies

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

Although we believe the levels of the allowances as of March 31, 2007 and December 31, 2006 were adequate to absorb probable losses in the loan portfolio, a decline in local or national economic or other factors could result in increasing losses that cannot be reasonably estimated at this time.

Income Taxes. For years prior to January 1, 2006, the Company, with the consent of its shareholders, elected to be taxed under the Internal Revenue Code as an S Corporation. As an S Corporation we did not record a provision for income taxes. Instead, our shareholders separately accounted for their pro rata share of the Company’s taxable income. The Company’s shareholders terminated the S Corporation election effective January 1, 2006, and we now pay corporate income taxes. We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Management Overview

The Company’s net interest margin for the three month period ended March 31, 2007 was 4.87% as compared to 4.74% for the same time period in 2006. The increase in the net interest margin is due to an increase of $225.4 million in average earning assets while average interest-bearing liabilities increased $184.4 million. This equates to average interest-earning assets growth of 48.6% compared to average interest-bearing liabilities growth of 42.8%. The efficiency in the use of interest-bearing liabilities was primarily made possible by the stock offering cash infusion in the fourth quarter of 2006. Additionally the increase of $10.2 million or 42.0% over the prior year quarter-end in noninterest-bearing deposits further reduced our reliance on interest-bearing liabilities.

The main driver of the increase in interest-earning assets was the 58.8% growth in average loans from $335.3 million for the first quarter (Q1) 2006 to $532.5 for the first quarter (Q1) 2007. The overall loan yield increased 53 basis points from 10.13% for Q1 2006 to 10.66% for Q1 2007. Adding to the increase in margin was growth of $20.3 million in the investment portfolio, the yield for which increased 50 basis points from 4.46% for the quarter ended March 31, 2006 to 4.96% for the same time period in 2007. See Results of Operations for the Three Months Ended March 31, 2007 and 2006—Net Interest Income and Net Interest Margin.

On a linked-quarter basis for the quarter ended March 31, 2007 compared to the quarter ended December 31, 2006 the yield on earning assets increased by twenty basis points from 9.23% to 9.43%, while the cost of interest-bearing liabilities increased only twelve basis points from 4.99% to 5.11%. Similarly, net interest margin increased five basis points to 4.87% for the quarter ended March 31, 2007 compared to 4.82% for the quarter ended December 31, 2006. The Company continues to focus on asset and liability management to increase net interest margin by pursuing lower cost funding sources and by increasing loan yield by further changing the mix of loan products to higher yielding loans.

The following table sets forth unaudited selected financial data as of or for the current period and the previous five quarters, including the three month period ended March 31, 2006. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein (Dollars in thousands, except share data).

	Three Months Ended March 31,		2006			2005
	2007	2006	Fourth Quarter	Third Quarter	Second Quarter	Fourth Quarter
Share Data
Weighted average shares outstanding—basic	11,333,807	7,228,782	11,301,437	7,549,192	7,476,366	6,550,502
Weighted average shares outstanding—diluted	11,496,696	7,393,122	11,472,870	7,713,775	7,638,883	6,657,988
Book value at quarter end	$6.48	$4.76	$6.38	$5.07	$4.80	$4.02
Tangible book value at quarter end	$5.97	$3.98	$5.87	$4.30	$4.03	$3.22
Basic earnings per share/Pro Forma(1)	$0.13	$0.18	$0.13	$0.19	$0.19	$0.14
Diluted earnings per share/Pro Forma(1)	$0.13	$0.17	$0.13	$0.19	$0.19	$0.14
Basic earnings per share/GAAP	$0.13	$0.67	$0.13	$0.19	$0.20	$0.20
Diluted earnings per share/GAAP	$0.13	$0.66	$0.13	$0.19	$0.19	$0.20
Cash dividends declared (2)	$0.05	$0.058	$0.04	$0.04	$0.04	$0.027
Performance Ratios:
Return on average assets/Pro Forma (1) (3)	0.79%	1.06%	0.88%	0.93%	1.01%	0.79%
Return on average equity/Pro Forma (1) (3)	7.94%	15.32%	8.20%	15.46%	15.87%	15.19%
Return on average tangible equity/Pro Forma (1) (3)	8.63%	18.45%	8.93%	18.32%	18.96%	20.00%
Yield on earning assets (3)	9.43%	8.62%	9.23%	9.14%	9.14%	8.39%
Cost of interest-bearing liabilities (3)	5.11%	4.17%	4.99%	4.92%	4.53%	3.64%
Net interest Margin (3)	4.87%	4.74%	4.82%	4.55%	4.88%	4.94%
Efficiency ratio	65.30%	65.52%	66.87%	56.93%	59.90%	70.74%
Return on average assets/GAAP (3)	0.79%	4.03%	0.88%	0.91%	1.01%	1.13%
Return on average equity/GAAP (3)	7.94%	58.27%	8.20%	15.01%	15.87%	21.82%
Return on average tangible equity/GAAP (3)	8.63%	70.14%	8.93%	17.79%	18.96%	28.72%
Credit Quality Ratios:
Allowance for loan losses	$7,576	$4,993	$6,646	$6,236	$5,544	$4,791
Oreo	$5,228	$1,153	$3,378	$2,250	$1,787	$1,179
Nonperforming loans	$6,453	$4,725	$5,171	$4,900	$5,172	$4,984
Nonperforming assets	$11,681	$5,878	$8,549	$7,150	$6,959	$6,163
Allowance for loan losses to loans	1.33%	1.34%	1.33%	1.33%	1.32%	1.46%
Nonperforming assets to gross loans and OREO	2.02%	1.57%	1.69%	1.52%	1.64%	1.87%
Nonperforming assets to total assets	1.51%	1.11%	1.22%	1.11%	1.19%	1.29%
Net charge-offs	$56	$23	$307	$224	$174	$388
Net charge-offs to average loans (3)	0.04%	0.03%	0.25%	0.20%	0.18%	0.49%
Average Balances:
Loans outstanding	$532,484	$335,310	$478,135	$444,411	$391,073	$317,547
Total assets	$733,377	$496,738	$664,093	$614,764	$562,571	$467,114
Interest-earning assets	$689,098	$463,674	$625,543	$578,964	$524,924	$438,710
Deposits	$566,420	$360,651	$506,274	$463,363	$398,959	$343,057
Tangible shareholders equity	$67,324	$28,563	$65,105	$31,350	$29,843	$18,383
Shareholders’ equity	$73,113	$34,384	$70,901	$37,153	$35,658	$23,829

(1)	Adjusted to reflect the $3.69 million tax credit related to our conversion from an S-Corporation to a C-Corporation, recognized on January 1, 2006, and a combined Federal and state tax rate of 38% for the periods in 2005 that we operated as an S-Corporation.
(2)	Cash dividends for 2005 periods does not include the tax portion distributed to stockholders to cover potential tax liabilities as an S-Corporation.
(3)	Annualized.

Primary Factors in Evaluating Financial Condition and Results of Operations

As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:

•	Return on Average Equity, or ROAE;

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.

In the calculation of the ratios below, current period results and historical results are reflected. Net income for the three month comparative period ended March 31, 2006 has been reduced by the $3.69 million tax credit benefit recorded to derive proforma net income for the three months ended March 31, 2006.

Return on Average Equity. Net income for the three months ended March 31, 2007 was $1.5 million compared to pro forma net income of $1.3 million for the three months ended March 31, 2006, an increase of 10.3%. ROAE was 7.94% for the three months ended March 31, 2007 compared to pro forma ROAE of 15.32% for the three months ended March 31, 2006. Net income on a GAAP basis for the three months ended March 31, 2006 was $5.0 million and ROAE was 58.27%. The decrease in ROAE is directly related to the $34.4 million increase in average equity of which $33.0 million was from the public offering. The increase in equity resulted in the denominators used in calculating certain ratios to increase which has resulted in reduced ratios for the current quarter. As the proceeds for the offering are utilized in the growth of the business it is expected that the ratios will, over time, increase and return to historical levels.

Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of nonperforming loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Nonperforming assets include loans past due 90 days or more and still accruing, non-accrual loans and OREO. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of March 31, 2007, nonperforming assets were $11.7 million compared to $8.5 million at December 31, 2006. Nonperforming assets as a percentage of total assets were 1.51% as of March 31, 2007 compared to 1.22% as of December 31, 2006, an increase of 29 basis points.

As of March 31, 2007, other real estate owned was $5.2 million compared to $3.4 million at December 31, 2006. Non-performing assets as a percentage of gross loans and OREO was 2.02% as of March 31, 2007, compared to 1.69% as of December 31, 2006.

The increase in nonperforming assets is partially attributable to the impact of an accelerated economic downturn in two Georgia markets, Griffin and Macon. The Company has curtailed lending in these markets. The economic downturn in these two markets as well as the general downturn in the residential real estate market has caused increased delinquencies and has required us to foreclose on properties which we are currently in the process of selling.

Asset Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased $68.6 million or 9.8% to $771.4 million as of March 31, 2007 from $702.8 million as of December 31, 2006. Gross loans grew $68.5 or 13.7% to $570.0 million as of March 31, 2007 from $501.5 million as of December 31, 2006. Total deposits increased $67.1 million or 12.3% to $611.8 million as of March 31, 2007 from $544.7 million as of December 31, 2006.

Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our efficiency ratio (non-interest expenses divided by the sum of net interest income and non-interest income) was 65.30% for the three months ended March 31, 2007 and 65.52% for the three months ended March 31, 2006. The increase in net interest income was tempered with a corresponding increase in expenses primarily associated with growing our infrastructure.

Effects of Economic Trends

Over the past three to six months the market has seen several subprime lenders declare bankruptcy and discontinue operations, while other lenders have put more stringent underwriting criteria in place. The changes in underwriting standards has reduced the number of real estate borrowers who can find financing in the marketplace and has reduced the number of properties sold and refinanced. The number of properties on the market has increased and there has been some downward pressure on the selling prices of new and existing homes and also in the sales market values of existing properties, which are utilized as comparisons to value real estate collateral.

While the marketplace downturn has not affected us directly since we are not a large provider of long term financing to the residential marketplace, it has affected the ability of some of our borrowers who look to sell their real estate investments which have been renovated using loans provided by us.

The impact of the described changes in the economy as a whole and the real estate marketplace, specifically, could have a negative impact on our ability to maintain or grow our loan levels and could also have a negative impact on the values of the collateral underlying our loans. The impact of these could limit growth in interest income and also could cause an increase in expenses associated with collecting on loans or foreclosing on real estate collateral. The potential impact on the Company would be dependent on the duration and depth of the real estate market downturn which will also be affected by the financial market response in assisting in correcting the problems that have affected the market, including providing accommodations to borrowers in default or who are experiencing financial difficulty.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months ended March 31, 2006

	Three months Ended March 31,		Percentage Increase/(Decrease)
	2007	2006
Consolidated Statement of Earnings Data:
Interest income	$16,136,203	$9,925,410	62.57%
Interest expense	7,749,832	4,436,865	74.67%

Net interest income	8,386,371	5,488,545	52.80%
Provision for loan losses	985,779	225,000	338.12%

Net interest income after provision for loan losses	7,400,592	5,263,545	40.60%
Noninterest income	635,734	843,771	-24.66%
Noninterest expense	5,892,108	4,148,990	42.01%

Income before income taxes	2,144,218	1,958,326	9.49%
Income tax expense	691,770	(3,050,328)	-122.68%

Net income	$1,452,448	$5,008,654	-71.00%

Earnings per share—basic	$0.13	$0.67	-80.60%

Earnings per share—diluted	$0.13	$0.66	-80.30%

Proforma Data:
Net income:
As reported	$1,452,448	$5,008,654	-71.00%
Adjustment for S-Corp conversion	—	3,691,407	-100.00%

Proforma net income	$1,452,448	$1,317,247	10.26%

Basic earnings per share	$0.13	$0.18	-27.78%

Diluted earnings per share	$0.13	$0.17	-23.53%

Net income after taxes for the three months ended March 31, 2007 decreased 71.0% to $1.5 million from $5.0 million for the three months ended March 31, 2006. The prior year had included a tax credit of $3.7 million that was recognized in January of 2006 for the conversion from an S-Corp to a C-Corp. Proforma net income increased $135,000 or 10.3% due primarily to an increase in net interest income of $2.9 million, offset by an increase in the provision for loan losses of $760,000, a decrease in non-interest income of $208,000 and an increase in noninterest expense of $1.7 million. The increase in noninterest expenses was primarily driven by the growth of the infrastructure to support our growth with increases of $966,000 in salary and benefits, $134,000 in premises and equipment, $67,000 in professional fees, $343,000 in OREO expense and $179,000 in other noninterest expense. Basic and diluted earnings per share decreased from $0.67 and $0.68 per share at March 31, 2006 to $0.13 per share for the three months ended March 31, 2007 compared to basic and diluted proforma earnings per share of $0.18 and $0.17 for the same period in 2006, a decrease of 27.8%.

Net Interest Income and Net Interest Margin.

Interest income for the three months ended March 31, 2007 increased $6.2 million, or 62.6% to $16.1 million compared to $9.9 million for the three months ended March 31, 2006. Interest expense for the three months ended March 31, 2007 increased $3.3 million, or 74.7% to $7.7 million compared to $4.4 million for the three months ended March 31, 2006. The increase in interest income was partially offset by the increases in interest expense due to a 44 basis point increase in the LIBOR rate since March 31, 2006, since the inverted yield curve has caused interest expense on deposits and borrowings to increase at a faster rate than yields on loans and investments.

Average Balances and Average Interest Rates. The 52.8% increase in net interest income for the three months ended March 31, 2007 compared to the same period in 2006 was due to an increase in interest income of $6.2 million, reflecting the effect of an increase of $225.4 million in average interest-earning assets which was funded primarily through an increase of $195.7 million or 58.1% in average interest-bearing deposits.

The average yield on our interest-earning assets was 9.43% for the three months ended March 31, 2007, compared to 8.62% for the same period in 2006, an increase of 81 basis points or 9.4%. The increase in the yield on our interest-earning assets is a result of an increase in market rates causing repricing on our adjustable rate loans and new loans originated at higher interest rates due to the higher interest rate environment for the three months ended March 31, 2007 versus the same period in 2006.

The cost of our average interest-bearing liabilities increased 94 basis points to 5.11% for the three months ended March 31, 2007, from 4.17% for the three months ended March 31, 2006, which is a result of higher rates paid on deposit accounts, Federal funds purchased, and junior subordinated debt. The average rate on our interest-bearing deposits increased 114 basis points or 28.4% from 4.01% for the three months ended March 31, 2006, to 5.15% for the three months ended March 31, 2007, reflecting increases in general market rates and also a more competitive interest rate environment. Our average rate on total deposits (including non-interest bearing deposits) increased 87 basis points or 22.3% from 3.90% for the three months ended March 31, 2006, to 4.77% for the same period in 2007.

Our interest margin increased 13 basis points or 2.7% to 4.87% for the three months ended March 31, 2007 from 4.74% for the same period in 2006. The increase was driven by the increased volume and yield in our loan portfolio, an increase in the average balance of non-interest bearing deposits and a reduction in borrowings since FHLB borrowings were repaid with proceeds from our initial public offering during the fourth quarter of 2006.

The following table sets forth balance sheet items on a daily average basis for the three months ended March 31, 2007 and 2006 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. The securities are all classified as available for sale. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on securities. Yields on tax-exempt securities are not computed on a tax equivalent basis.

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Securities
Taxable	$104,169,559	$1,386,279	5.32%	$85,411,916	$1,000,114	4.68%
Tax-exempt	36,305,141	355,059	3.91	34,783,254	341,654	3.93

Total securities	140,474,700	1,741,338	4.96	120,195,170	1,341,768	4.46

Fed funds sold	6,360,778	84,705	5.40	708,500	7,789	4.46
Interest-bearing deposits	385,149	5,147	5.42	470,047	5,083	4.39
Loans held for sale	9,393,668	214,003	9.24	6,990,294	142,706	8.28
Loans	532,483,699	14,091,010	10.66	335,310,062	8,428,064	10.13

Total earning assets	689,097,994	16,136,203	9.43%	463,674,073	9,925,410	8.62%

Non-earning Assets
Cash and due from banks	5,239,734			5,233,804
Allowance for loan losses	(7,015,918)			(4,852,052)
Bank-owned life insurance	1,205,208			1,166,479
Other assets, including loans in process	44,850,160			31,515,281

Total assets	$733,377,178			$496,737,585

Interest Bearing Liabilities
Interest-bearing demand deposits	6,929,825	3,464	0.20%	7,347,874	3,258	0.18%
Money market and savings accounts	39,504,185	459,118	4.65	10,653,612	55,147	2.07
Time Deposits	486,029,507	6,296,724	5.25	318,751,744	3,268,872	4.16

Total interest-bearing deposits	532,463,517	6,759,306	5.15	336,753,230	3,327,277	4.01
Fed funds purchased and other borrowings	1,401,643	19,774	5.71	4,329,100	51,294	4.81
FHLB borrowings	60,483,333	583,582	3.91	68,850,000	709,580	4.18
Junior subordinated debt	20,620,000	387,170	7.51	20,620,000	348,714	6.76

Total interest-bearing liabilities	614,968,493	7,749,832	5.11%	430,552,330	4,436,865	4.17%

Non-interest Bearing Liabilities
Noninterest demand deposits	34,456,956			24,265,932
Other liabilities	10,821,501			7,536,385
Shareholders’ equity	73,130,228			34,382,938

Total liabilities & shareholders’ equity	$733,377,178			$496,737,585

Net interest income and margin		$8,386,371	4.87%		$5,488,545	4.74%

Net interest spread			4.32%			4.45%

Net Interest Income. Net interest income can be analyzed in terms of changing interest rates and changing volume. The table below demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, non-accrual loans have been included in the average loan balances.

	Three months ended March 31, 2007
	Increase (Decrease) Due to changes in
	Rate	Volume	Total
Interest on securities:
Taxable securities	$148,035	$238,130	$386,165
Tax-exempt securities	(1,472)	14,877	13,405
Fed funds sold	1,985	74,931	76,916
Interest-bearing deposits	273	(209)	64
Loans held for sale	17,979	53,318	71,297
Loans	188,612	5,474,334	5,662,946

Total interest income	355,412	5,855,381	6,210,793
Interest Expense:
Interest checking	372	(166)	206
Savings and money market	76,556	327,415	403,971
Time deposits	1,011,604	2,016,248	3,027,852
Fed funds purchased	12,170	(43,690)	(31,520)
FHLB borrowings	(43,377)	(82,621)	(125,998)
Junior subordinated debt	38,456	0	38,456

Total interest expense	1,095,781	2,217,186	3,312,967

Net increase (decrease)	$(740,369)	$3,638,195	$2,897,826

The increase in the net interest margin is due to an increase of $225.4 million in average earning assets while average interest-bearing liabilities increased $184.4 million. This equates to average interest-earning assets growth of 48.6% compared to average interest-bearing liabilities growth of 42.8%.

The results reflected a 58.8%, or $197.2 million, growth in average loans from $335.3 million at March 31, 2006 to $532.5 at March 31, 2007 with an overall loan yield increase of 53 basis points from 10.13% at March 31, 2006 to 10.66% at March 31, 2007. We also experienced growth of $20.3 million in the investment portfolio, the yield for which increased 52 basis points from 4.46% for the quarter ended March 31, 2006 to 4.96% for the same time period in 2007. Interest income increased $6.2 million for the period ended March 31, 2007 compared to March 31, 2006, while interest expense increased $3.3 million due to the $184.4 million increase in average interest bearing liabilities. The efficiency in the use of interest-bearing liabilities was primarily made possible by the stock offering cash infusion in the fourth quarter of 2006 as well as the increase of $10.2 million or 42.0% in noninterest-bearing deposits.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Financial Condition—Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance. The table below describes the detail of the provision.

	For the Three Months Ended March 31,
	2007	2006
Allowance for loan losses:
Balance at beginning of year	$6,646,212	$4,791,221
Provisions charged to operating expenses	985,779	225,000
Total Recoveries	34,561	16,016
Total Charged-off	(90,788)	(39,312)

Net charge-offs	(56,227)	(23,296)

Balance at end of period	$7,575,764	$4,992,925

Net charge-offs to average loans outstanding(1)	0.04%	0.03%
Allowance for loan losses to gross loans	1.33%	1.34%

(1)	Annualized

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended March 31,
	2007	2006
Service charges on deposit accounts	$157,996	$136,214
Gain on sale of loans	98,324	480,307
Investment securities (losses) gains, net	(1,129)	1,576
Other income	380,543	225,674

Total noninterest income	$635,734	$843,771

Noninterest income for the three months ended March 31, 2007 was $636,000, a decrease of $208,000 or 24.6% compared to noninterest income of $844,000 for the same period in 2006. The decrease for the three months ended March 31, 2007 is due to the $382,000 decrease in gain on sale of loans which is the result of lower production in SBA loans as compared to the same period in 2006 as well as the timing of the sale of the originated SBA loans in 2007. Loans originated have not been marketed or the property is under construction and the related loan cannot be sold until construction is completed. Offsetting the decrease was an increase of $22,000 or 16.0% in service charges on deposit accounts which is a result of the growth in the number of deposit accounts which generated increased service charges and miscellaneous charges associated with those accounts, such as ATM fees and wire fees and $155,000 or 68.6% in other noninterest income.

Other noninterest income increased by $155,000 or 68.6% to $381,000 for the three months ended March 31, 2007 as compared to $226,000 for the same period in 2006. The increase was made up of increases in rental income of $40,000 which was primarily due to $33,000 for the rent of assets leased to third parties, $53,000 in insurance commissions associated with the higher volume of redevelopment lending, and $42,000 in miscellaneous income. The same period last year included a gain on the sale of fixed assets of $48,000 and a gain of sale of OREO of $38,000.

Noninterest Expense

The following table sets forth information related to our noninterest expense.

	Three months ended March 31,
	2007	2006
Salaries and employee benefits	$3,005,848	$2,040,168
Occupancy and equipment	775,297	641,127
Professional fees	331,883	264,624
Other real estate owned expense	375,767	33,144
Telecommunications	184,430	145,788
Advertising and marketing	155,152	138,940
Office suppplies	85,941	66,842
Other	977,790	818,357

Total noninterest expense	$5,892,108	$4,148,990

Noninterest expense for the three months ended March 31, 2007 increased by $1.7 million or 42.0% to $5.9 million as compared to $4.2 million for the three months ended March 31, 2006 due to growth of the infrastructure to support the growth of the business. Contributing to the $1.7 million growth was an increase of $966,000 or 47.3%, in salaries and benefits, which experienced a full-time employee head count increase of 41 or 28.3% from 145 at the end of March 31, 2006 to 186 at the end of March 31, 2007. Additionally there was an increase of $134,000 in occupancy and equipment expense related to a new office in Philadelphia, PA, and additional office space in Tampa, FL and Seekonk, Massachusetts which caused rent expense to increase $46,000. Also driving the increase in occupancy and equipment expense was a $79,000 increase in depreciation expense associated with computers, buildings, autos, and equipment.

Adding to the increase in noninterest expense was an increase of $343,000 in OREO expense due to the foreclosure on properties in two deteriorating markets and a $203,000 write down on two OREO properties, a $67,000 increase in professional fees, which consisted of an increase of $54,000 in legal fees and $41,000 in other professional services which related primarily to charges for loan collateral review and recovery planning for the data network. Offsetting these increases were decreases in consulting fees of $21,000 which in March 2006 was related to the conversion of our core processing system and $8,000 in accounting fees. Other noninterest expense increased $159,000 which was primarily driven by an increase of $42,000 in travel expense and $68,000 in expenses associated with the filing of SEC reports and annual meeting reports and materials.

Provision for Income Taxes

Income tax expense can be analyzed as a percentage of net income before income taxes. The following discussion sets forth information related to our income tax expense for the three-month periods ended March 31, 2007 and 2006.

The following table sets forth information related to our income tax expense for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,
	2007	2006
Net income before income taxes	$2,144,218	$1,958,326
Provision for income taxes	691,770	640,672
Effective income tax rate	32.26%	32.72%

The decrease in the effective income tax rate from the quarter ended March 31, 2006, to the same period in 2007, reflects the tax benefit of a state tax credit purchased in the fourth quarter of 2006. If the credit is not included, the effective tax income rate would have been 34.6%.

Financial Condition

Investments

On March 31, 2007, and December 31, 2006, our investment securities portfolio of $136.8 million and $134.5 million, respectively, represented approximately 17.7% and 19.1%, respectively, of total assets. As of March 31, 2007, and December 31, 2006, we were invested in U.S. Treasuries, U.S. Government agency securities, mortgage-backed securities, municipal securities, and other securities which include state bonds and a preferred debt security (Dollars in thousands).

	March 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$6,955	$6,845	$6,950	$6,811
U.S. Government agencies	58,121	57,986	53,299	52,933
Mortgage-backed securities	31,382	29,404	32,863	32,331
Municipal obligations	33,436	33,902	39,507	39,944
Other	8,647	8,647	2,535	2,535

Total investment securities	$138,541	$136,784	$135,154	$134,554

We also maintain certain equity investments required by law that are included in the consolidated balance sheets as “other investments.” The carrying amounts of these investments as of March 31, 2007, and December 31, 2006, consisted of the following (Dollars in thousands):

	March 31, 2007	December 31, 2006
Federal Reserve Bank stock	$1,295	$1,295
Federal Home Loan Bank stock	$3,858	$3,541

No ready market exists for these stocks and they have no quoted market value. However, the issuer has historically redeemed these stocks at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value. Dividends are paid on these stocks on a quarterly basis.

Loans

Our gross loans, including deferred loan fees, on a consolidated basis as of March 31, 2007 and December 31, 2006 were $570.0 million and $501.5 million, respectively. Our community redevelopment portfolio experienced the largest volume increase, with a $24.7 million, or 18.7%, increase for the three months ended March 31, 2007 as compared to the year ended December 31, 2006. Our overall growth in loans is consistent with our focus and strategy to grow our loan portfolio by focusing on geographic markets which we believe have attractive growth prospects.

The following table sets forth the amount of loans outstanding by type of loan at the end of each of the periods indicated.

	March 31, 2007	December 31, 2006
Real estate—construction	$74,531,497	$61,767,736
Community redevelopment	156,862,533	132,161,743
Commercial real estate	199,595,314	184,014,559
Residential real estate	19,226,160	20,254,071
Commercial and industrial	119,188,485	102,017,512
Consumer	2,345,522	2,374,536

Total loans	571,749,511	502,590,157
Less: Allowance for loan losses	7,575,764	6,646,212
Deferred loan fees, net	1,794,526	1,130,273

Net Loans	$562,379,221	$494,813,672

The table below presents the balance of our community redevelopment loan portfolio by location at March 31, 2007 and December 31, 2006 (Dollars in thousands).

	March 31, 2007	December 31, 2006
Atlanta	$93,029	$79,887
Charlotte	6,133	7,031
Birmingham	10,781	8,947
Tampa	15,701	14,465
Chicago	26,843	21,457
Philadelphia	4,375	375

Total	$156,862	$132,162

The following table presents the volume of originations in our community redevelopment portfolio by location. The dollar amount and number of loans originated are presented for the periods ending March 31, 2007 and December 31, 2006 (Dollars in thousands).

	Three Months Ended,
	March 31, 2007		December 31, 2006
	Amount	Number	Amount	Number
Atlanta	$34,911	283	$31,612	251
Birmingham	3,643	68	3,267	63
Charlotte	2,086	16	2,997	25
Chicago	9,648	67	8,612	56
Philadelphia	4,096	25	374	4
Tampa	6,056	46	3,536	32

Total	$60,440	505	$50,398	431

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

At March 31, 2007 the level of nonaccrual loans increased $1.4 million or 27.3% over December 31, 2006 from $5.0 million to $6.4 million. The increase was due to adding a net of 25 loans to the nonaccrual category. The new additions were primarily driven by loans collateralized by real estate located in Griffin and Macon, Georgia.

Other Real Estate Owned Properties. Our other real estate owned as of March 31, 2007 and December 31, 2006, was $5.2 million and $3.4 million, respectively. As of March 31, 2007, $4.4 million of our other real estate owned were properties taken as collateral for community redevelopment loans. The increase in OREO was primarily attributable to the increased foreclosures in two of our community redevelopment markets, Griffin and Macon, Georgia. The increased foreclosures are due to the downturn in the overall real estate market.

Non-Performing Assets. Non-performing assets increased $3.1 million, or 37.6%, from $8.5 million at December 31, 2006 to $11.7 million at March 31, 2007. The increase is associated with the $1.8 million, or 54.8%, increase in other real estate owned and the $1.3 million increase in nonaccrual loans. Non-performing assets as a percentage of total assets increased 29 basis points from 1.22% at December 31, 2006 to 1.51% as of March 31, 2007. The increase in nonperforming assets is partially attributable to the impact of an accelerated economic downturn in two Georgia markets, Griffin and Macon. The Company has curtailed lending in these markets. The economic downturn in these two markets as well as the general downturn in the residential real estate market has caused increased delinquencies and has required us to foreclose on properties which we are currently in the process of selling.

The following table summarizes nonaccrual loans, accruing loans contractually past due 90 days or more, and restructured loans as defined by Statement of Financial Accounting Standards No. 15. (Dollars in thousands).

	For the Three Months Ended March 31, 2007	At or for the Years Ended December 31,
		2006	2005	2004	2003
Total nonaccrual loans	$6,355	$4,992	$4,832	$1,795	$1,194
Loans past due 90 days or more and still accruing	98	179	152	1	263
Restructured loans	—	—	—	—	—

Total non-performing loans	6,453	5,171	4,984	1,796	1,457
Other real estate owned (OREO)	5,228	3,378	1,179	660	440

Total non-performing assets	$11,681	$8,549	$6,163	$2,456	$1,897

Non-performing loans to gross loans	1.13%	1.03%	1.52%	0.79%	0.94%
Non-performing assets to gross loans and OREO	2.02%	1.69%	1.87%	1.08%	1.22%
Non-performing assets to total assets	1.51%	1.22%	1.29%	0.77%	0.89%
Interest income received on nonaccrual loans	$—	$—	$—	$—	$—
Interest income that would have been recorded under the original terms of the loans	$875	$740	$534	$179	$227

The following table summarizes nonperforming assets by product. (Dollars in thousands).

	March 31, 2007	NPAs as a Percentage of Loans and OREO
Real estate—construction	$261	0.05%
Community redevelopment	7,940	1.37%
Commercial real estate	2,344	0.40%
Residential real estate	425	0.07%
Commercial and industrial	676	0.12%
Consumer	35	0.01%

Non Performing Assets	$11,681	2.02%

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

The following table summarizes the activity in our allowance for loan losses for the periods indicated (Dollars in thousands).

	For the Three Months Ended March 31,		At or For the Years Ended December 31,
	2007	2006	2006	2005	2004	2003
Allowance for loan losses:
Balance at beginning of year	$6,646	$4,791	$4,791	$3,463	$2,204	$1,737
Provisions charged to operating expenses	986	225	2,583	1,264	1,451	705
Recoveries of loans previously charged-off:
Real estate—construction	—	—	—	6	—	—
Community redevelopment	—	—	—	21	—	—
Commercial real estate	—	—	—	12	13	5
Residential real estate	—	—	3	—	—	—
Commercial and industrial	33	9	40	3	3	3
Consumer	1	7	16	4	30	7

Total Recoveries	$34	$16	$59	$46	$46	$15
Loans charged-off:
Real estate—construction	—	—	—	97	—	1
Community redevelopment	43	16	309	166	117	75
Commercial real estate	—	23	251	120	5	—
Residential real estate	—	—	2	—	—	—
Commercial and industrial	47	—	163	271	102	—
Consumer	—	—	62	46	14	177

Total Charged-off	90	39	787	700	238	253
Net charge-offs	56	23	728	654	192	238

Allowance for loan losses acquired in business combination			—	718	—	—

Balance at end of period	$7,576	$4,993	$6,646	$4,791	$3,463	$2,204

Net charge-offs to average loans outstanding	0.04%	0.03%	0.17%	0.23%	0.10%	0.18%
Allowance for loan losses to gross loans	1.33%	1.34%	1.33%	1.46%	1.53%	1.42%

Deposits

Deposits have historically been the primary source of funding our asset growth. As of March 31, 2007, total deposits were $611.8 million, compared to $544.7 million as of December 31, 2006. The increase in total deposits was driven by our growth in certificates of deposit, which includes both retail and brokered time deposits. As of March 31, 2007, certificates of deposit were $521.7 million, compared to $458.3 million as of December 31, 2006. As of the same dates, brokered time deposits, which are included in the total certificates of deposit balance, represent $352.8 million (57.7% of deposits) and $296.0 million (54.3% of deposits), respectively. Non-interest bearing deposits were $36.4 million on March 31, 2007 and $42.7 million on December 31, 2006.

Major classifications of deposits at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006	Percentage Change
Interest checking	$8,026,216	$6,653,617	20.63%
Savings and money market	45,642,353	36,993,065	23.38%
Time	168,835,009	162,293,149	4.03%
Brokered time	352,838,805	296,003,247	19.20%

Total interest-bearing deposits	575,342,383	501,943,078	14.62%
Non-interest bearing demand deposits	36,448,558	42,726,594	-14.69%

Total deposits	$611,790,941	$544,669,672	12.32%

Junior Subordinated Debentures

In order to manage our capital position more efficiently, we have relied on trust preferred securities issued by our wholly-owned subsidiaries, Omni Statutory Trust II, Omni Statutory Trust III, and Omni Statutory Trust IV. In 2003, 2004 and 2005 we issued, through these subsidiaries, trust preferred securities representing a preferred beneficial interest in our unsecured junior subordinated debentures. The trust preferred securities qualify as Tier I capital under Federal Reserve guidelines within certain limitations. In each case, the proceeds from the issuance of the trust preferred securities and the common securities of the trust were used to purchase our junior subordinated debentures, which carry a floating rate of interest adjusted every three months to the 3-Month LIBOR. At March 31, 2007, the 3-Month LIBOR rate was 5.35%. The junior subordinated debentures mature on the 30-year anniversary of their issuance and cannot generally be called prior to the five-year anniversary of the date of issuance. The following table sets forth the principal terms of the junior subordinated debentures as of the date indicated.

Trust Name	Issuance Date	Principal Amount of Debenture	Spread to 3-month LIBOR	03/31/2007 Interest Rate
Omni Statutory Trust II	March 26, 2003	$5,155,000	+3.15%	8.50%

Omni Statutory Trust III	June 17, 2004	$5,155,000	+2.7%	8.05%

Omni Statutory Trust IV	March 17, 2005	$10,310,000	+1.9%	7.25%

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

Capital Resources

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain three minimum capital ratios. Tier 1 risk-based capital ratio compares “Tier 1” or “core” capital, which consists principally of common equity, and risk-weighted assets for a minimum ratio of at least 4%. Tier 1 leverage ratio compares Tier 1 capital to adjusted total assets for a minimum ratio of at least 4%. Total risk-based capital ratio compares total capital, which consists of Tier 1 capital, certain forms of subordinated debt, and a portion of the allowance for loan losses, to risk-weighted assets for a minimum ratio of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.

The following table provides a comparison of our risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

	Actual		For Capital Adequacy Purposes Minimum		To Be Well Capitalized Under Prompt Corrective Action Provision Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Tier 1 Capital to average assets
Bank	$54,611	7.53%	$29,016	4.00%	$36,271	5.00%
Consolidated	$87,086	10.69%	$29,032	4.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Bank	$54,611	8.82%	$24,757	4.00%	$37,136	6.00%
Consolidated	$87,086	14.20%	$24,694	4.00%	N/A	N/A
Total Capital to risk weighted assets
Bank	$63,935	10.37%	$49,514	8.00%	$61,893	10.00%
Consolidated	$94,410	15.39%	$44,389	8.00%	N/A	N/A
As of December 31, 2006
Tier 1 Capital to average assets
Bank	$50,406	7.71%	$26,150	4.00%	$32,689	5.00%
Consolidated	$86,038	13.11%	$26,256	4.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Bank	$50,406	8.95%	$22,522	4.00%	$33,784	6.00%
Consolidated	$86,038	15.62%	$22,036	4.00%	N/A	N/A
Total Capital to risk weighted assets
Bank	$59,052	10.49%	$45,046	8.00%	$56,307	10.00%
Consolidated	$92,684	16.82%	$44,071	8.00%	N/A	N/A

The Bank and the Company met all capital adequacy requirements to which we are subject as of March 31, 2007 and December 31, 2006. The Bank is also considered “well capitalized” as of the same dates (the “well capitalized” category does not apply to holding companies).

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

At March 31, 2007, our liquid assets amounted to $14.2 million, or 1.8% of total assets, respectively. Our investment securities at March 31, 2007 amounted to $141.9 million, or 18.4% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, most of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. In addition, we maintain federal funds purchased lines of credit with correspondent banks totaling $42.5 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2007 was $41.3 million, based on the bank’s $3.8 million investment in FHLB stock, as well as qualifying mortgages and pledged securities available to secure any future borrowings.

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

Approximately 45.96% of our loans were variable rate loans at March 31, 2006 and we were asset sensitive during the three months ended March 31, 2007. As of March 31, 2007, we expect to remain asset sensitive for 2007. The ratio of cumulative gap to total earning assets after 12 months was 11.4% because $81.7 million more assets will reprice in a 12 month period than liabilities. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market- based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Net Interest Income Simulation

In order to measure interest rate risk at March 31, 2007, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and net interest income using a base market interest rate. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At March 31, 2007, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established. The results of our analysis are set forth below: (Dollars in thousands)

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base
Up 200 basis points	$37,374	5.19%
Up 100 basis points	$36,465	2.63%
Base	$35,529	—%
Down 100 basis points	$34,704	-2.32%
Down 200 basis points	$33,854	-4.71%

Economic Value of Equity

We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as economic value of equity, using a simulation model. This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At March 31, 2007, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established. The following table sets forth our projected change in economic value of equity as a result of certain immediate increases or decreases in interest rates at March 31, 2007.

Interest Rate Scenario	Economic Value	Percentage Change from Base	Percentage of Total Assets
Up 200 basis points	$54,973	0.0%	7.40%
Up 100 basis points	$55,738	1.4%	7.30%
Base	$54,946	—%	7.20%
Down 100 basis points	$51,020	-7.1%	6.60%
Down 200 basis points	$45,794	-16.7%	5.90%

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

Item 4.	Controls and Procedures.

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

Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is reported within the time periods specified under Securities and Exchange Commission rules. Additionally, they concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in time to allow timely decisions regarding required disclosures.

There were no changes in internal controls over financial reporting or, to management’s knowledge, in other factors during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of the evaluation.

Part II. Other Information

Item 1.	Legal Proceedings

We were named as a defendant in litigation involving Georgia Community Bank, which we acquired in 2005. While the plaintiffs had initially dismissed us from the litigation in May of 2006, they have since filed a motion seeking leave to add the Bank as a party-defendant.

On October 24, 2005, two shareholders of Georgia Community Bancshares, Inc., the former parent of Georgia Community Bank, filed a proposed class action against, among others, Georgia Community Bancshares, Georgia Community Bank and ourselves for fraud under the Georgia Securities Act of 1973, as amended and the Georgia Racketeer Influenced and Corrupt Organizations Act, common law fraud, negligence and breach of fiduciary duty. The action is entitled Gage, et al. v. Georgia Community Bank, Inc., et al., Civil Action No. 2005CV107863, Superior Court of Fulton County, State of Georgia. The complaint alleged that, prior to our acquisition of Georgia Community Bank, defendants committed fraud in the sale of Georgia Community Bancshares stock to the plaintiffs and to members of the proposed class and committed other wrongful acts and omissions regarding loans to insiders to fund their purchases of Georgia Community Bancshares stock.

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

Fraud Loss. In December 2005, we identified a $1.0 million loss in our warehouse lending program as a result of a defalcation. In late 2005, we wired $1.0 million to a closing agent identified by one of our loan participation partners for the purchase of three loans, with such funds to be held in escrow pending closing of the acquisition. Our loan participation partner fraudulently obtained the loans and the closing agent may have participated in that fraud and/or fraudulently disbursed the funds without proper authority. In connection with this fraud, we took a charge of $1.0 million against earnings in 2005.

Our loan participation partner ceased doing business shortly after the fraud was discovered, and its three principals were investigated by federal authorities and have all pled guilty to various federal offenses. At the time the business closed, there were insufficient funds in its accounts to cover Omni’s losses, and various other financial institutions had also been similarly defrauded by our loan participation partner. We have pursued, and continue to pursue multiple actions to recover the funds. On May 9, 2007, Omni received $357,174.00 in funds recovered from the loan participation partner’s bank accounts, which funds had been frozen when the business closed and were traceable to amounts received by the closing agent from Omni and another lender who had recovered custody of the funds in accordance with a previous court ruling. Through litigation and negotiation with the other lender, we were able to obtain a share of the recovered funds. Recovery of any further funds above the noted award remains uncertain.

Other. We are involved in no other material legal proceedings, other than ordinary routine litigation incidental to our business. Our management does not believe that such legal proceedings, individually or in the aggregate, are likely to have a material adverse effect on our results of operations, cash flows or financial condition.

Item 1A.	Risk Factors

In addition to the information contained in this report, you should consider the factors discussed in under the heading “Risk Factors” in the Company’s Form 10-K Annual Report dated December 31, 2006, which was filed with the SEC on March 21, 2007. These factors could materially affect our business, financial condition or future results. The risks described in such Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any unregistered equity securities or repurchase any of its equity securities during the quarter ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Principal Executive Officer Pursuant to 13a-14(a) of the Securities Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to 13a-14(a) of the Securities Act of 1934.

32.1	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2007

OMNI FINANCIAL SERVICES, INC.

By:	/s/ Constance E. Perrine
Constance E. Perrine
Executive Vice President and Chief Financial Officer