Form 10-Q
period 2007-06-30
Omni Financial Services, Inc.
filed 2007-08-14
CIK 1362599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At July 31, 2007, 11,218,148 shares of the registrant’s common stock were outstanding.

TABLE O F CONTENTS

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

Part I. Financial Information

Item 1. Financial Statements

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

(UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS

Cash and due from banks, including required cash reserves of $1,019,000 and $896,000.	$7,297,232	$5,874,453
Interest-bearing deposits in other financial institutions	2,126,795	319,961
Federal funds sold	37,827,000	16,341,000

Total cash and cash equivalents	47,251,027	22,535,414
Investment securities available-for-sale	140,527,523	134,553,978
Other investments	5,927,500	4,836,100
Loans, net of allowance for loan losses of $8,561,083 and $6,646,212	601,971,083	494,813,672
Loans held-for-sale	5,482,945	9,635,243
Other real estate owned	5,306,283	3,377,719
Premises and equipment, net	25,767,498	10,707,034
Goodwill	4,753,887	4,753,887
Cash surrender value of life insurance policies	1,225,236	1,201,275
Accrued interest and other loan related receivables	5,979,683	4,781,356
Deferred taxes	5,252,473	3,461,111
Other assets	7,790,397	8,107,192

	$857,235,535	$702,763,981

LIABILITIES & STOCKHOLDERS’ EQUITY

Deposits:
Demand	$44,722,493	$49,380,211
Savings and money market	46,337,209	36,993,065
Time deposits less than $100,000	245,626,606	162,293,149
Time deposits greater than $100,000	340,401,900	296,003,247

Total deposits	677,088,208	544,669,672
Federal Home Loan Bank borrowings	77,500,000	57,500,000
Junior subordinated debentures	20,620,000	20,620,000
Deferred gain on sale of other real estate owned	702,668	576,808
Escrow accounts, accrued interest payable and other liabilities	9,440,112	7,050,415

Total liabilities	785,350,988	630,416,895
Common stock, par value $1.00; 25,000,000 shares authorized: 11,390,069 and 11,348,928 shares issued; 11,218,148 and 11,332,307 shares outstanding	11,390,069	11,348,928
Additional paid-in capital	54,860,563	54,567,172
Retained earnings	9,321,025	7,296,572
Accumulated other comprehensive loss	(2,184,432)	(765,499)
Treasury stock, at cost; 171,921 and 16,621 shares	(1,502,678)	(100,087)

Total shareholders’ equity	71,884,547	72,347,086

	$857,235,535	$702,763,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	Three Months		Six Months
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$16,094,579	$10,546,717	30,448,850	$19,190,317
Interest on investment securities
Tax exempt	335,044	348,774	690,104	690,428
Taxable	1,462,683	1,107,231	2,848,962	2,107,344
Other interest and dividend income	197,172	19,497	287,023	32,370

Total interest and dividend income	18,089,478	12,022,219	34,274,939	22,020,459

Interest expense:
Deposits	7,584,277	3,999,573	14,343,583	7,326,849
Federal Home Loan Bank and other borrowings, long term	860,306	1,085,870	1,443,888	1,795,450
Federal funds purchased and other short-term borrowings	24,603	103,123	44,378	154,416
Junior subordinated debentures	386,510	380,789	773,681	729,503

Total interest expense	8,855,696	5,569,355	16,605,530	10,006,218

Net interest income	9,233,782	6,452,864	17,669,409	12,014,241
Provision for loan losses	1,441,019	725,000	2,426,798	950,000

Net interest income after provision for loan losses	7,792,763	5,727,864	15,242,611	11,064,241

Noninterest income:
Service charges on deposit accounts	164,656	205,431	322,652	341,645
Gain on sale of loans	204,442	236,483	302,767	716,790
Gains (losses) on sale of investment securities, net	9,803	(3,834)	8,674	(2,258)
Other income	483,294	116,745	863,835	342,419

Total noninterest income	862,195	554,825	1,497,928	1,398,596

Noninterest Expense:
Salaries and employee benefits	2,966,722	2,120,153	5,972,570	4,160,320
Occupancy and equipment	956,250	698,172	1,828,511	1,371,312
Professional fees	371,043	254,725	705,451	616,010
Other real estate owned expense	397,019	119,963	822,043	225,939
Communication expense	165,137	139,187	349,567	284,975
Advertising and marketing	171,349	108,831	326,501	247,772
Office supplies	92,207	75,098	178,148	141,940
Travel expense	219,803	150,356	377,732	251,306
Other	740,446	521,265	1,460,816	1,109,998

Total noninterest expense	6,079,976	4,187,750	12,021,339	8,409,572

Income before income taxes	2,574,982	2,094,939	4,719,200	4,053,265
Income tax expense (benefit)	868,104	687,455	1,559,874	(2,362,873)

Net income	$1,706,878	$1,407,484	$3,159,326	$6,416,138

Proforma Data: (1)
Net income:
As reported	$1,706,878	$1,407,484	$3,159,326	$6,416,138
Adjustment for Income Tax Expense	—	—	—	(3,691,407)

Adjusted net income	$1,706,878	$1,407,484	$3,159,326	$2,724,731

Earnings per common share
Basic	$0.15	$0.19	$0.28	$0.87
Diluted	$0.15	$0.18	$0.28	$0.85
Proforma Earnings per common share: (1)
Basic earnings per share	$0.15	$0.19	$0.28	$0.37
Diluted earnings per share	$0.15	$0.18	$0.28	$0.36
Weighted average common shares outstanding:
Basic	11,280,687	7,476,366	11,307,100	7,353,258
Diluted	11,413,877	7,638,883	11,454,299	7,515,774

(1)	Net income for the six months ended June 30, 2006 has been adjusted to reflect the $3.69 million tax credit related to our conversion from an S Corporation to a C Corporation, recognized on January 1, 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	Three Months	Six Months
Net income for the Three and Six months ended 2007	$1,706,878	$3,159,326

Other comprehensive loss:
Unrealized holding losses on investment securities available-for-sale arising during the period, net of taxes of $997,584 and $868,193	(1,624,101)	(1,413,313)
Reclassification adjustment for gains realized on sales of investment securities, net of taxes of $3,500 and $3,054	(6,303)	(5,620)

Other comprehensive loss	(1,630,404)	(1,418,933)

Total comprehensive income	$76,474	$1,740,393

Net income for the Three and Six months ended 2006	$1,407,484	$6,416,138

Other comprehensive loss:
Unrealized holding losses on investment securities available-for-sale arising during the period, net of taxes of $112,597 and $479,056	(255,677)	(718,590)
Reclassification adjustment for losses realized on sales of investment securities, net of taxes of $1,258 and $858	2,576	1,400

Other comprehensive loss	(253,101)	(717,190)

Total comprehensive income	$1,154,383	$5,698,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Beginning Balance, January 1, 2006	7,242,612	$7,242,612	$13,724,927	$9,421,731	$(100,000)	$(1,207,532)	$29,081,738
Reclassification of retained earnings upon change in tax status			9,421,731	(9,421,731)			—
Net income				6,416,138			6,416,138
Issuance of common stock	250,366	250,366	2,129,566	—			2,379,932
Cash distributions to shareholders ($.172 per common share)				(1,257,577)			(1,257,577)
Change in net unrealized loss on investment securities available-for-sale						(717,190)	(717,190)

Ending Balance, June 30, 2006	7,492,978	$7,492,978	$25,276,224	$5,158,561	$(100,000)	$(1,924,722)	$35,903,041

Beginning Balance, January 1, 2007	11,348,928	$11,348,928	$54,567,172	$7,296,572	$(100,087)	$(765,499)	$72,347,086
Net income				3,159,326			3,159,326
Stock options exercised	30,793	30,793	142,827				173,620
Stock grants issued to directors	10,348	10,348	99,696				110,044
Stock compensation expense			50,868				50,868
Purchases of treasury stock					(1,402,591)		(1,402,591)
Cash distributions to shareholders ($.10 per common share)				(1,134,873)			(1,134,873)
Change in net unrealized loss on investment securities available-for-sale						(1,418,933)	(1,418,933)

Ending Balance, June 30, 2007	11,390,069	$11,390,069	$54,860,563	$9,321,025	$(1,502,678)	$(2,184,432)	$71,884,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net income	$3,159,326	$6,416,138
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	627,687	(657,602)
Provision for loan losses	2,426,798	950,000
Gain on sale of other real estate	(86,770)	(46,466)
Gain on sale of premises and equipment	(18,986)	(50,880)
Gain on sale of loans	(302,767)	(716,790)
Originations of warehouse loans held for sale	(114,425,606)	(104,219,002)
Sales of warehouse loans	118,577,904	108,695,562
Deferred income tax benefit	—	(3,691,407)
Stock compensation expense recorded	50,868	—
Investment securities losses (gains), net	(8,674)	2,258
Change in:
Accrued interest receivable and other assets	(5,823,283)	(1,505,751)
Escrow accounts, accrued interest payable and other liabilities	1,146,695	(335,233)

Net cash provided by operating activities	5,323,192	4,840,827

Cash flows from investing activities:
Proceeds from maturities, calls, and paydowns of investment securities available-for-sale	7,661,787	14,117,965
Purchases of investment securities available-for-sale	(13,620,614)	(28,136,401)
Purchases of other investments	(4,413,900)	(2,988,900)
Proceeds from sales of other investments	3,322,500	1,170,000
Net change in loans	(111,070,382)	(93,201,080)
Proceeds from sale of other real estate	(42,534)	171,091
Purchase of other real estate investments	(10,321)	—
Improvements to other real estate investments	—	(1,725)
Proceeds from sale of premises and equipment	17,231	100,075
Purchase of premises and equipment	(12,616,082)	(1,167,302)

Net cash used in investing activities	(130,772,315)	(109,936,277)

Cash flows from financing activities:
Net change in deposits	132,418,536	77,875,348
Proceeds from Federal Home Loan Bank borrowings	60,500,000	48,500,000
Repayments of Federal Home Loan Bank borrowings	(40,500,000)	(26,000,000)
Net change in federal funds purchased	—	1,842,000
Purchase of treasury stock	(1,402,591)	—
Proceeds from issuance of common stock	283,664	2,379,932
Cash dividends to shareholders	(1,134,873)	(1,257,577)

Net cash provided by financing activities	150,164,736	103,339,703

Net change in cash and cash equivalents	$24,715,613	$(1,755,747)
Cash and cash equivalents at beginning of period	22,535,414	10,415,055

Cash and cash equivalents at end of period	$47,251,027	$8,659,308

Supplemental cash flow information and noncash disclosures:
Cash paid during the period for interest	$15,458,835	$9,386,906
Cash paid during the period for taxes	$2,134,012	$1,346,000
Loans transferred to other real estate	$8,611,721	$3,889,928
Other real estate sales financed by Bank	$6,663,630	$3,158,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) - Summary of Significant Accounting Policies and Activities

Organization

Omni Financial Services, Inc. (the “Company”) is incorporated in the state of Georgia as a bank holding company. The Company provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Omni National Bank (the “Bank”) and the Bank’s wholly owned subsidiaries. The Company has operations in metropolitan Atlanta and Dalton, Georgia; Fayetteville, High Point and Parkton, North Carolina; Tampa, Florida; and Chicago, Illinois, with its corporate headquarters in Atlanta, Georgia. The Company also has loan production offices in Atlanta, Georgia; Charlotte, North Carolina; Birmingham, Alabama; Philadelphia, Pennsylvania; and Dallas, Texas. The Bank is chartered and regulated by the Office of the Comptroller of the Currency.

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2007 and 2006 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Use of Estimates

In preparing the consolidated financial statements, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, tax estimates, the fair value of stock based compensation awards and fair values of financial instruments are particularly subject to change in the near term.

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

Prior to adoption of this Standard the Company employee stock options were valued using the minimum value method and compensation expense for stock options was reported using the intrinsic method.

Net Earnings per Common Share

Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Anti-dilutive stock options have not been included in the diluted earnings per share calculations. Anti-dilutive shares for June 30, 2007 and 2006 were 259,000 and 0, respectively.

Earnings per common share amounts for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	Net Earnings (Numerator)	Common Share (Denominator)	Per Share Amount
For the Three Months Ended June 30, 2007
Basic earnings per share	$1,706,878	11,280,687	$0.15
Effect of dilutive securities – stock options	—	133,190	$—

Diluted earnings per share	$1,706,878	11,413,877	$0.15

For the Three Months Ended June 30, 2006
Basic earnings per share	$1,407,484	7,476,366	$0.19
Effect of dilutive securities – stock options	—	162,517	$(0.01)

Diluted earnings per share	$1,407,484	7,638,883	$0.18

	Net Earnings (Numerator)	Common Share (Denominator)	Per Share Amount
For the Six Months Ended June 30, 2007
Basic earnings per share	$3,159,326	11,307,100	$0.28
Effect of dilutive securities – stock options	—	147,199	$—

Diluted earnings per share	$3,159,326	11,454,299	$0.28

For the Six Months Ended June 30, 2006
Basic earnings per share	$6,416,138	7,353,258	$0.87
Effect of dilutive securities – stock options	—	162,517	$(0.02)

Diluted earnings per share	$6,416,138	7,515,775	$0.85

Proforma earnings per common share amounts for the six month periods ended June 30, 2007 and 2006 are as follows:

	Net Earnings (Numerator)	Common Share (Denominator)	Per Share Amount
For the Six Months Ended June 30, 2007
Basic earnings per share	$3,159,326	11,307,100	$0.28
Effect of dilutive securities – stock options	—	147,199	$—

Diluted earnings per share	$3,159,326	11,454,299	$0.28

For the Six Months Ended June 30, 2006
Basic earnings per share	$2,724,731	7,353,258	$0.37
Effect of dilutive securities – stock options	—	162,517	$(0.01)

Diluted earnings per share	$2,724,731	7,515,775	$0.36

Income Taxes

Prior to January 1, 2006, the Company, with the consent of its shareholders, elected to be taxed under the Internal Revenue Code as an S Corporation. The Company’s shareholders terminated the S Corporation election effective January 1, 2006, and the Company now pays corporate income taxes. In connection with that election, a deferred tax asset was established which resulted in an income tax benefit of $3,691,407 on the consolidated statement of income for the six month period ended June 30, 2006.

The Company uses assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by the Company or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. The Company is subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

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

Treasury Stock Repurchases

On April 17, 2007, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. On July 24, 2007, the Company expanded the scope of the repurchase plan to provide for the repurchase of up to an aggregate of $10.0 million of common stock. During the three month period ended June 30, 2007, 155,300 shares of common stock were repurchased at an aggregate cost of $1,402,591.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained).

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

FASB Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).”

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.

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

(2) – Loans

The Company grants loans and extensions of credit to individuals and entities principally in its general trade area of metropolitan Atlanta and Dalton, Georgia; Birmingham, Alabama; Chicago, Illinois; Tampa, Florida; Fayetteville, High Point, and Charlotte, North Carolina; Philadelphia, Pennsylvania; and Dallas, Texas. A substantial portion of the Company’s loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Loans secured by first mortgages on 1-4 family residences, multifamily residences and commercial real estate totaling approximately $57.6 million and $69.1 million were pledged as collateral for outstanding FHLB advances as of June 30, 2007 and December 31, 2006, respectively.

Major classifications of loans at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Real estate -construction	$70,840,179	$61,767,736
Community redevelopment	174,814,214	132,161,743
Commercial real estate	222,586,143	184,014,559
Residential real estate	18,385,326	20,254,071
Commercial and Industrial	123,256,273	102,017,512
Consumer	2,614,215	2,374,536

Total loans	612,496,350	502,590,157
Less: Allowance for loan losses	8,561,083	6,646,212
Deferred loan fees, net	1,964,184	1,130,273

Total net loans	$601,971,083	$494,813,672

Changes in the allowance for loan losses are summarized as follows:

	Six Months Ended June 30, 2007	At or for the Year Ended December 31, 2006	Six Months Ended June 30, 2006
Balance at beginning of period	$6,646,212	$4,791,221	$4,791,221
Provision for loan losses	2,426,798	2,583,000	950,000
Credits charged off	(565,760)	(787,396)	(237,270)
Recoveries on credits previously charged-off	53,833	59,387	40,087

Balance at end of period	$8,561,083	$6,646,212	$5,544,038

(3) - Stock Option Plan

The following table summarizes the Company’s stock option plan activity for the six months ended June 30, 2007:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding - January 1, 2007	442,603	$6.10
Granted	381,266	9.81
Exercised	(30,793)	5.23
Forfeited	(2,500)	6.70

Outstanding - June 30, 2007	790,576	$7.92	7.5	$158,115

Exercisable - June 30, 2007	381,560	$5.88	7.1	$854,694

(1)	Based on closing price of $8.12 per share on June 29, 2007(the last trading day of June).

Stock compensation expense for the three months ended June 30, 2007 and 2006 was $30,372 and $4,626, and $50,868 and $4,626 for the six months ended June 30, 2007 and 2006 respectively. The Company adopted SFAS No. 123(R) ,”Share Based Payments,” on January 1, 2006, and subsequent to its adoption, is only required to apply the provisions for estimating the fair value of options prospectively to new options awarded or existing options modified. During the quarter ended June 30, 2007, there were two stock grants under the plan made to non-management directors of the Company. One grant to five directors totaled 4,210 unrestricted shares at a per share price of $11.88. The second grant was made to six directors and totaled 6,138 shares restricted for one year at a per share price of $9.78.

Unrecognized stock based compensation expense related to stock options for 2007 and beyond is estimated as follows:

2007	$ 153,384
2008	206,487
2009	206,487
2010 and thereafter	461,215

The cost is expected to be recognized over a weighted-average period of 4.6 years.

(4) - Commitments

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

At June 30, 2007 and December 31, 2006, the Company had commitments to extend credit of approximately $28,265,000 and $17,645,000, respectively. At June 30, 2007 and December 31, 2006, the Company had standby letters of credit outstanding of approximately $1.4 million and $35,000, respectively.

At June 30, 2007 we had approximately $7.1 million in fixed rate commitments with interest rates that ranged from 6.40% to 11.0% with maturities ranging from three months to four years. We had approximately $21.2 million in variable rate commitments that had not expired as of June 30, 2007. The loans underlying the commitments ranged in interest rates from 6.90% to 15.0% with maturities of three months to thirteen years.

(5) - Taxes

With the consent of its shareholders, prior to January 1, 2006, the Company elected to be taxed under the Internal Revenue Code as an S Corporation. The Company’s shareholders terminated the S Corporation election effective January 1, 2006, and the Company now pays corporate income taxes. On January 1, 2006, in connection with the terminated election, a deferred tax asset was established which resulted in an income tax benefit of $3,691,407 on the consolidated statement of earnings for the six month period ended June 30, 2006.

Income tax expense was as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Current expense:
Federal	$1,696,569	$1,126,764
State	209,927	201,770

	1,906,496	1,328,534

Deferred expense (benefit) :
Federal	(291,213)	(3,107,693)
State	(55,409)	(583,714)

	(346,622)	(3,691,407)

Total expense	$1,559,874	$(2,362,873)

Effective tax rate differs from federal statutory rate of 34% applied to income before income taxes due to the following:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Federal statutory rate times financial statement income	$1,604,529	$1,378,110
Effect of:
Tax-exempt income	(183,838)	(242,197)
State taxes, net of federal benefit	168,632	133,168
State tax credit, net of federal benefit	(67,309)	(3,691,407)
Other	37,860	59,453

Total expense	$1,559,874	$(2,362,873)

At June 30, 2007, the Company had net operating loss carry forwards for federal and state tax purposes of approximately $4,704,000 which expire at various dates from 2014 to 2024.

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

Although we believe the levels of the allowances as of June 30, 2007 and December 31, 2006 were adequate to absorb probable losses in the loan portfolio, a decline in local or national economic or other factors could result in increasing losses that cannot be reasonably estimated at this time.

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

Management Overview

The Company’s net interest margin on a fully tax equivalent basis for the three month period ended June 30, 2007 was 5.02% as compared to 5.06% for the same time period in 2006. The decrease in the net interest margin is due to an increase in the cost of interest bearing liabilities of 69 basis points while the offsetting increase in the yield on interest-earning assets was 46 basis points. Offsetting the yield differential, average earning assets increased by $223.5 million compared to an increase in average interest-bearing liabilities of $189.0 million. This equates to average interest-earning assets growth of 42.6% compared to average interest-bearing liabilities growth of 38.3%. The efficiency in the use of interest-bearing liabilities was primarily made possible by the stock offering cash infusion in the fourth quarter of 2006. Additionally the increase of $9.1 million or 34.3% over the prior year quarter-end in noninterest-bearing deposits further reduced our reliance on interest-bearing liabilities.

The main driver of the increase in interest-earning assets was the 48.0% growth in average loans from $397.3 million for the second quarter 2006 to $588.1 for the second quarter 2007. The overall loan yield increased 32 basis points from 10.65% for the second quarter 2006 to 10.97% for the second quarter 2007. Adding to the increase in margin was growth of $32.7 million in the investment portfolio, the yield for which increased 22 basis points from 5.19% for the quarter ended June 30, 2006 to 5.41% for the same time period in 2007. See Results of Operations for the Three Months Ended June 30, 2007 and 2006—Net Interest Income and Net Interest Margin.

On a linked-quarter basis for the quarter ended June 30, 2007 compared to the quarter ended March 31, 2007, the yield on earning assets increased by 24 basis points from 9.53% to 9.77%, while the cost of interest-bearing liabilities increased only 11 basis points from 5.11% to 5.22%. Similarly, net interest margin increased 4 basis points to 5.02% for the quarter ended June 30, 2007 compared to 4.98% for the quarter ended March 31, 2007. The Company continues to focus on asset and liability management to increase net interest margin by pursuing lower cost funding sources and by increasing loan yield by further changing the mix of loan products to higher yielding loans.

The following table sets forth unaudited selected financial data as of or for the current period and the previous five quarters, including the three month period ended June 30, 2006. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein (Dollars in thousands, except share data).

	Six Months Ended June 30,		2007		2006
	2007	2006	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Share Data
Weighted average shares outstanding - basic	11,307,100	7,353,258	11,280,687	11,333,807	11,301,437	7,549,192	7,476,366
Weighted average shares outstanding - diluted	11,454,299	7,515,774	11,413,877	11,496,696	11,472,870	7,713,775	7,638,883
Book value at quarter end	$6.41	$4.80	$6.41	$6.48	$6.38	$5.07	$4.80
Tangible book value at quarter end	$5.89	$4.03	$5.89	$5.97	$5.87	$4.30	$4.03
Basic earnings per share/Pro Forma(1)	$0.28	$0.37	$0.15	$0.13	$0.13	$0.19	$0.19
Diluted earnings per share/Pro Forma(1)	$0.28	$0.36	$0.15	$0.13	$0.13	$0.19	$0.18
Basic earnings per share/GAAP	$0.28	$0.87	$0.15	$0.13	$0.13	$0.19	$0.19
Diluted earnings per share/GAAP	$0.28	$0.85	$0.15	$0.13	$0.13	$0.19	$0.18
Cash dividends declared (2)	$0.10	$0.07	$0.05	$0.05	$0.04	$0.04	$0.04
Performance Ratios:
Return on average assets/Pro Forma (1) (3)	0.83%	1.04%	0.85%	0.79%	0.88%	0.93%	1.00%
Return on average equity/Pro Forma (1) (3)	8.66%	15.69%	9.25%	7.94%	8.20%	15.46%	15.83%
Return on average tangible equity/Pro Forma (1) (3)	9.40%	18.81%	10.04%	8.63%	8.93%	18.32%	18.92%
Yield on earning assets (3)	9.67%	9.09%	9.77%	9.53%	9.41%	9.19%	9.31%
Cost of interest-bearing liabilities (3)	5.17%	4.36%	5.22%	5.11%	4.99%	4.92%	4.53%
Net interest Margin (3)	5.01%	5.01%	5.02%	4.98%	4.90%	4.59%	5.06%
Efficiency ratio	62.72%	62.70%	60.22%	65.30%	66.87%	56.93%	59.76%
Return on average assets/GAAP (3)	0.83%	2.44%	0.85%	0.79%	0.88%	0.91%	1.00%
Return on average equity/GAAP (3)	8.66%	36.94%	9.25%	7.94%	8.20%	15.01%	15.83%
Return on average tangible equity/GAAP (3)	9.40%	44.30%	10.04%	8.63%	8.93%	17.79%	18.92%
Credit Quality Ratios:
Allowance for loan losses	$8,561	$5,544	$8,561	$7,576	$6,646	$6,236	$5,544
Other real estate owned	$5,306	$1,787	$5,306	$5,238	$3,378	$2,250	$1,787
Nonperforming loans	$9,645	$4,896	$9,645	$6,452	$5,171	$4,900	$4,896
Nonperforming assets	$14,951	$6,683	$14,951	$11,681	$8,549	$7,150	$6,683
Allowance for loan losses to loans	1.40%	1.32%	1.40%	1.33%	1.33%	1.33%	1.32%
Nonperforming loans to gross loans	1.58%	1.16%	1.58%	1.13%	1.03%	1.02%	1.16%
Nonperforming assets to gross loans and other real estate owned	2.42%	1.58%	2.42%	2.03%	1.69%	1.52%	1.58%
Nonperforming assets to total assets	1.74%	1.19%	1.74%	1.51%	1.22%	1.11%	1.19%
Net charge-offs	$512	$197	$456	$56	$307	$224	$174
Net charge-offs to average loans (3)	0.18%	0.11%	0.31%	0.04%	0.25%	0.20%	0.18%
Average Balances:
Loans outstanding	$561,965	$368,844	$585,922	$532,484	$478,135	$444,411	$397,519
Total assets	$768,147	$529,836	$802,535	$733,377	$664,093	$614,764	$562,571
Interest-earning assets	$718,921	$494,468	$748,416	$689,098	$625,543	$578,964	$524,924
Deposits	$594,266	$380,290	$620,400	$566,921	$506,586	$463,322	$399,348
Tangible shareholders equity	$67,782	$29,207	$68,217	$67,341	$65,105	$31,350	$29,843
Shareholders’ equity	$73,573	$35,024	$74,005	$73,130	$70,901	$37,153	$35,658

(1)	Adjusted for the six months ended June 30, 2006 to reflect the $3.69 million tax credit related to our conversion from an S Corporation to a C Corporation, recognized on January 1, 2006.
(2)	Cash dividends for the first two quarters of 2006 do not include the tax portion distributed to stockholders to cover potential tax liabilities as an S Corporation.
(3)	Annualized.

Primary Factors in Evaluating Financial Condition and Results of Operations

As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:

•	Return on Average Equity, or ROAE;

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.

In the calculation of the ratios below, current period results and historical results are reflected. Net income for the six month comparative period ended June 30, 2006 has been reduced by the $3.69 million tax credit benefit recorded to derive proforma net income for the six months ended June 30, 2006.

Return on Average Equity. Net income for the three months ended June 30, 2007 was $1.7 million compared to net income of $1.4 million for the three months ended June 30, 2006, an increase of 21.3%. On a proforma basis, net income for the six months ended June 30, 2007 was $3.2 million, an increase of $0.4 million or 16.0% over the $2.7 million for the six months ended June 30, 2006. For comparison purposes, net income for the six months ended June 30, 2006 has been reduced by a $3.69 million tax credit recorded on January 1, 2006 upon conversion from an S Corporation to a C Corporation at January 1, 2006. GAAP net income for the six months ended June 30, 2006 was $6.4 million and had included the $3.69 million tax credit. ROAE was 9.25% for the three months ended June 30, 2007 compared to 15.83% for the three months ended June 30, 2006. ROAE was 8.66% for the six months ended June 30, 2007 compared to pro forma ROAE of 15.69% for the six months ended June 30, 2006. The decrease in ROAE is directly related to the $38.3 million increase in average equity of which $33.0 million was from the public offering which closed in October 2006. The increase in equity resulted in the denominators used in calculating certain ratios to increase which has resulted in reduced ratios for the three and six month periods ended June 30, 2007. As the proceeds of the offering are utilized in the growth of the business it is expected that the ratios will, over time, increase and return to historical levels.

Asset Quality. For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of nonperforming loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Nonperforming assets include loans past due 90 days or more and still accruing, non-accrual loans and other real estate owned (OREO). Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans.

As of June 30, 2007, nonperforming loans were $9.7 million compared to $5.2 million at December 31, 2006. Nonperforming loans as a percentage of total loans were 1.58% as of June 30, 2007 compared to 1.03% as of December 31, 2006, an increase of 55 basis points. As of June 30, 2007, OREO was $5.3 million compared to $3.4 million at December 31, 2006. Non-performing assets (non-performing loans and OREO) of $15.0 million as a percentage of gross loans and OREO was 2.42% as of June 30, 2007, compared to $8.5 million or 1.69% as of December 31, 2006.

The increase in non-performing assets is the result of several factors. During the first quarter of 2007, the Company noted an accelerated economic downturn in two Georgia markets, Griffin and Macon, which resulted in increased non-performing assets in the community redevelopment portfolio. As a result, the Company had curtailed lending in these markets. It was noted that the economic downturn in these two markets as well as the general downturn in the residential real estate market had caused increased delinquencies and required us to foreclose on and market the properties. At June 30, 2007, non-performing assets in these markets total $1.6 million (0.26% of loans and OREO). In the quarter ended June 30, 2007, non-performing assets increased in the Atlanta real estate construction portfolio to $4.4 million from $261,000 as of the quarter ended March 31, 2007 (to 0.71% of loans and OREO as of the quarter ended June 30, 2007 from 0.05% as of the quarter ended March 31, 2007). This increase is due to the credit deterioration of 5 metro Atlanta residential construction relationships. The Company is actively managing the resale of the assets which have been subject to foreclosure.

Asset and Deposit Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased $154.5 million or 22.0% to $857.2 million as of June 30, 2007 from $702.8 million as of December 31, 2006. Gross loans grew $109.1 million or 21.8% to $610.5 million as of June 30, 2007 from $501.5 million as of December 31, 2006. Total deposits increased $132.4 million or 24.3% to $677.1 million as of June 30, 2007 from $544.7 million as of December 31, 2006.

Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our efficiency ratio (non-interest expenses divided by the sum of net interest income and non-interest income) was 60.22% for the three months ended June 30, 2007 compared to 59.76% for the three months ended June 30, 2006. For the six month periods ended June 30, 2007 and 2006, the efficiency ratio was comparable at 62.72% and 62.70%, respectively. The increase in net interest income for the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 has been offset to some degree by expenses associated with the growth of the Company and the cost of being a public company.

Effects of Economic Trends

Since the beginning of the year, the market has seen several subprime lenders and hedge funds which had invested in loans supported by real estate collateral declare bankruptcy and discontinue operations, while other lenders have continued to put in place more stringent underwriting criteria. The cost of funds for loans supported by real estate has increased along with the perceived required credit premium. The changes in underwriting standards continue to reduce the number of real estate borrowers who can find financing in the marketplace and continues to reduce the number of properties sold and refinanced. The number of properties on the market has increased and there has been increasing downward pressure on the selling prices of new and existing homes and also in the sales market values of existing properties, which are utilized as comparisons to value real estate collateral.

While the marketplace downturn has not affected us directly since we are not a provider of long-term financing to the residential marketplace, it has affected the ability of some of our community redevelopment borrowers to sell or refinance investment real estate that they have renovated using short-term construction loans we have provided.

The impact of the described changes in the economy as a whole and the real estate marketplace, specifically, could have a negative impact on our ability to maintain or grow our loan levels and could also have a negative impact on the values of the collateral underlying our loans. The impact of these could limit growth in interest income and also could cause an increase in expenses associated with collecting on loans, foreclosing on real estate collateral, and selling properties which have already been foreclosed. The potential impact on the Company would be dependent on the duration and depth of the real estate market downturn which will also be affected by the financial market response to correcting the problems that have affected the market, including providing accommodations to borrowers in default or who are experiencing financial difficulty.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months ended June 30, 2006

	Three months Ended June 30,		Percentage Increase/(Decrease)
	2007	2006
Consolidated Statement of Earnings Data:
Interest income	$18,089,478	$12,022,219	50.5%
Interest expense	8,855,696	5,569,355	59.0%

Net interest income	9,233,782	6,452,864	43.1%
Provision for loan losses	1,441,019	725,000	98.8%

Net interest income after provision for loan losses	7,792,763	5,727,864	36.1%
Noninterest income	862,195	554,825	55.4%
Noninterest expense	6,079,976	4,187,750	45.2%

Income before income taxes	2,574,982	2,094,939	22.9%
Income tax expense	868,104	687,455	26.3%

Net income	$1,706,878	$1,407,484	21.3%

Earnings per share - basic	$0.15	$0.19	-21.1%

Earnings per share - diluted	$0.15	$0.18	-16.7%

Net income after taxes for the three months ended June 30, 2007 increased 21.3% to $1.7 million from $1.4 million for the three months ended June 30, 2006. Basic and diluted earnings per share decreased from $0.19 and $0.18 per share at June 30, 2006 to $0.15 per share for the three months ended June 30, 2007 representing a decrease of 21.1% and 16.7%, respectively. The decline was due to the higher denominator of the average number of shares outstanding for the quarter ended June 30, 2007 over the comparable period in 2006 resulting from the public offering.

Net Interest Income and Net Interest Margin.

Interest income for the three months ended June 30, 2007 increased $6.1 million, or 50.5% to $18.1 million compared to $12.0 million for the three months ended June 30, 2006. Interest expense for the three months ended June 30, 2007 increased $3.3 million, or 59.0% to $8.9 million compared to $5.6 million for the three months ended June 30, 2006. The increase in interest income was partially offset by the increase in interest expense caused by a higher LIBOR rate environment. Changes in the LIBOR rate impact deposit and borrowing rates but not our loan rates which are generally tied to a base prime rate or a fixed rate.

Average Balances and Average Interest Rates. The 43.1% increase in net interest income for the three months ended June 30, 2007 compared to the same period in 2006 was due to an increase in interest income of $6.1 million, reflecting an increase of $223.5 million in average interest-earning assets which was funded primarily through an increase of $211.9 million or 56.9% in average interest-bearing deposits. The $38.3 million average increase in capital primarily related to the 2006 stock offering.

The average yield on our interest-earning assets was 9.77% for the three months ended June 30, 2007, compared to 9.31% for the same period in 2006, an increase of 46 basis points or 4.9%. The increase in the yield on our interest-earning assets is primarily the result of an increase in the average interest rate for the six months of 2007 over 2006. The prime rate increased 50 basis points over the first six months of 2006 and has not changed since. This resulted in higher average interest rates for the three months ended June 30, 2007 versus the same period in 2006.

The cost of our average interest-bearing liabilities increased 69 basis points to 5.22% for the three months ended June 30, 2007, from 4.53% for the three months ended June 30, 2006, which is a result of higher rates paid on deposit accounts, Federal funds purchased, and junior subordinated debt. The average rate on our interest-bearing deposits increased 90 basis points or 20.9% from 4.30% for the three months ended June 30, 2006, to 5.20% for the three months ended June 30, 2007, reflecting increases in general market rates and a more competitive interest rate environment. Our average rate on total deposits (including non-interest bearing deposits) increased 88 basis points or 21.9% to 4.90% for the three months ended June 30, 2007 from 4.02% for the same period in 2006.

The following table sets forth balance sheet items on a daily average basis for the three months ended June 30, 2007 and 2006 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. The securities are all classified as available for sale. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on securities. Yields on tax-exempt securities have been computed on a tax equivalent basis.

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Securities
Taxable	$111,781,655	$1,462,683	5.23%	$91,787,799	$1,107,230	4.83%
Tax-exempt	33,467,239	507,643	6.07%	34,216,747	528,447	6.18%
Interest-bearing deposits	3,664,748	50,988	5.58%	591,092	6,911	4.69%
Fed Funds sold	11,401,132	146,184	5.14%	1,030,571	12,586	4.90%

Total securities	160,314,774	2,167,498	5.41%	127,626,209	1,655,174	5.19%
Loans	581,176,819	15,921,157	10.97%	391,073,392	10,399,984	10.65%
Loans held for sale	6,924,350	173,421	10.05%	6,224,785	146,732	9.45%

Total earning assets	748,415,943	18,262,076	9.77%	524,924,386	12,201,890	9.31%
Non-earning Assets
Cash and due from banks	5,112,483			5,250,482
Allowance for loan losses	(7,675,818)			(5,158,322)
Bank-owned life insurance	1,217,808			1,170,270
Other assets, including loans in process	55,464,353			36,384,488

Total assets	$802,534,768			$562,571,304

Interest Bearing Liabilities
Interest-bearing demand deposits	7,332,864	3,975	0.22%	7,798,200	3,714	0.19%
Money market and savings accounts	45,153,677	527,682	4.69%	13,459,649	90,417	2.69%
Time Deposits	532,212,917	7,052,620	5.32%	351,506,978	3,905,442	4.46%

Total interest-bearing deposits	584,699,458	7,584,277	5.20%	372,764,827	3,999,573	4.30%
Fed funds purchased and other borrowings	3,297,477	45,942	5.59%	7,682,659	103,123	5.38%
FHLB borrowings	73,489,011	860,306	4.70%	92,043,956	1,085,870	4.73%
Junior subordinated debt	20,620,000	386,510	7.50%	20,620,000	380,789	7.39%

Total interest-bearing liabilities	682,105,946	8,877,035	5.22%	493,111,442	5,569,355	4.53%
Non-interest Bearing Liabilities
Noninterest demand deposits	35,701,037			26,583,650
Other liabilities	10,722,494			7,217,786
Shareholders’ equity	74,005,291			35,658,426

Total liabilities & shareholders’ equity	$802,534,768			$562,571,304

Net interest income and margin		$9,385,041	5.02%		$6,632,535	5.06%

Net interest spread			4.55%			4.78%

NOTE: 2007 interest expense includes $21,340 of interest capitalized for construction in progress.

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

	Three months ended June 30, 2007
	Increase (Decrease) Due to changes in
	Rate	Volume	Total
Interest on securities:
Taxable securities	$99,554	$255,899	$355,453
Tax-exempt securities	(9,341)	(11,463)	(20,804)
Fed funds sold	659	132,939	133,598
Interest-bearing deposits	1,553	42,523	44,076
Loans	436,192	5,084,981	5,521,173
Loans held for sale	9,537	17,153	26,690

Total interest income	538,154	5,522,032	6,060,186
Interest Expense:
Interest bearing demand deposits	460	(199)	261
Money market and savings accounts	62,767	374,498	437,265
Time deposits	858,030	2,289,148	3,147,178
Fed funds purchased and other borrowings	4,175	(61,356)	(57,181)
FHLB borrowings	(8,287)	(217,277)	(225,564)
Junior subordinated debt	5,721	0	5,721

Total interest expense	922,866	2,384,814	3,307,680

Net increase (decrease)	$(384,712)	$3,137,218	$2,752,506

Net Interest Margin. Our net interest margin decreased 4 basis points to 5.02% for the three months ended June 30, 2007 from 5.06% for the same period in 2006. This decrease is the result of market rates on liabilities repricing at a greater rate than on assets due to market conditions.

The results reflected a 48.6%, or $190.1 million, growth in average loans from $391.1 million for the three months ended June 30, 2006 to $581.2 for the three months ended June 30, 2007 with an overall loan yield increase of 32 basis points from 10.65% for the three months ended June 30, 2006 to 10.97% for the three months ended June 30, 2007. We also experienced growth of $32.7 million in the investment portfolio, the yield for which increased 22 basis points to 5.41% for the quarter ended June 30, 2007 from 5.19% for the same time period in 2006. Interest income increased $6.1 million for the period ended June 30, 2007 compared to June 30, 2006, while interest expense increased $3.3 million due to the $189.0 million increase in average interest bearing liabilities. The efficiency in the use of interest-bearing liabilities was primarily made possible by the stock offering cash infusion in the fourth quarter of 2006 as well as the increase of $9.1 million or 34.3% in noninterest-bearing deposits.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Financial Condition—Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance. The table below describes the detail of the provision.

	For the Three Months Ended June 30,
	2007	2006
Allowance for loan losses:
Balance at March 31	$7,575,764	$4,992,925
Provisions charged to operating expenses	1,441,019	725,000
Total recoveries	19,272	24,072
Total charged-off	(474,972)	(197,959)

Net charge-offs	(455,700)	(173,887)

Balance at end of period	$8,561,083	$5,544,038

Net charge-offs to average loans outstanding(1)	0.31%	0.18%
Allowance for loan losses to gross loans	1.40%	1.32%

(1)	Annualized

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended June 30,		Change
	2007	2006	$	%
Service charges on deposit accounts	$164,656	$205,431	$(40,775)	-19.8%
Gain on sale of loans	204,442	236,483	(32,041)	-13.5%
Investment securities (losses) gains, net	9,803	(3,834)	13,637	-355.7%
Other income	483,294	116,745	366,549	314.0%

Total noninterest income	$862,195	$554,825	$307,370	55.4%

The increase in noninterest income for the three months ended June 30, 2007 is primarily due to the $357,000 recovery of funds in May 2007 relating to a $1.0 million fraud loss recorded in December 2005 in the warehouse lending line of business. Offsetting the increase were reductions of $32,000 in the gain on sale of loans due to a lower volume of loans sold and a $41,000 reduction in penalties on early withdrawals of certificates of deposit.

Noninterest Expense

The following table sets forth information related to our noninterest expense.

	Three months ended June 30,		Change
	2007	2006	$	%
Salaries and employee benefits	$2,966,722	$2,120,153	$846,569	39.9%
Occupancy and equipment	956,250	698,172	258,078	37.0%
Professional fees	371,043	254,725	116,318	45.7%
Loan and other real estate owned expense	397,019	119,963	277,056	231.0%
Telecommunications	165,137	139,187	25,950	18.6%
Advertising and marketing	171,349	108,831	62,518	57.4%
Office suppplies	92,207	75,098	17,109	22.8%
Travel expenses	219,803	150,356	69,447	46.2%
Other	740,446	521,265	219,181	42.0%

Total noninterest expense	$6,079,976	$4,187,750	$1,892,226	45.2%

Noninterest expense increased for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to growth of the infrastructure to support the growth of the business, including our expansion into additional locations. The salaries and benefits expense reflected a full-time employee head count increase of 36 or 22.2% from 162 at the end of June 30, 2006 to 198 at the end of June 30, 2007. The increase of $258,000 in occupancy and equipment expense related to a new office in Philadelphia, PA, and additional office space in Tampa, FL and Seekonk, Massachusetts as well as an increase in depreciation expense associated with computers, buildings, autos, and equipment.

Adding to the increase in noninterest expense was an increase of $277,000 in OREO expense including $149,000 of writedowns on properties in two Georgia markets, Griffin and Macon, a $116,000 increase in professional fees, which consisted of an increase of $37,000 in consulting fees, $30,000 in accounting fees, $22,000 in legal fees and $43,000 in other professional services related primarily to training and business recovery planning. Offsetting these increases was a decrease in data processing fees of $15,000 which in the quarter ended June 30, 2006, was related to the conversion of our core processing system. Other noninterest expense increased $219,000 driven primarily by the growth of the business and included increases of $56,000 in regulatory assessment fees, $55,000 in insurance costs, $44,000 in expenses associated with the filing of SEC reports and annual reports and materials, and $26,000 in postage and courier expenses.

Provision for Income Taxes

Income tax expense can be analyzed as a percentage of net income before income taxes. The following discussion sets forth information related to our income tax expense for the three-month periods ended June 30, 2007 and 2006.

The following table sets forth information related to our income tax expense for the three months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,
	2007	2006
Net income before income taxes	$2,574,982	$2,094,939
Provision for income taxes	868,104	687,455
Effective income tax rate	33.71%	32.82%

The increase in the effective income tax rate for the quarter ended June 30, 2007 over the same period in 2006, reflects the declining amount of tax-exempt income as a percentage of taxable income.

Six Months Ended June 30, 2007 Compared to Six Months ended June 30, 2006

	Six months Ended June 30,		Percentage Increase/(Decrease)
	2007	2006
Consolidated Statement of Earnings Data:
Interest income	$34,274,939	$22,020,459	55.7%
Interest expense	16,605,530	10,006,218	66.0%

Net interest income	17,669,409	12,014,241	47.1%
Provision for loan losses	2,426,798	950,000	155.5%

Net interest income after provision for loan losses	15,242,611	11,064,241	37.8%
Noninterest income	1,497,928	1,398,596	7.1%
Noninterest expense	12,021,339	8,409,572	42.9%

Income before income taxes	4,719,200	4,053,265	16.4%
Income tax expense (benefit)	1,559,874	(2,362,873)	-166.0%

Net income	$3,159,326	$6,416,138	-50.8%

Earnings per share - basic	$0.28	$0.87	-67.8%

Earnings per share - diluted	$0.28	$0.85	-67.1%

Proforma Data:
Net income:
As reported	$3,159,326	$6,416,138	-50.8%
Adjustment for S-Corp conversion	—	3,691,407	-100.0%

Proforma net income	$3,159,326	$2,724,731	16.0%

Basic earnings per share	$0.28	$0.37	-24.3%

Diluted earnings per share	$0.28	$0.36	-22.2%

Net income after taxes for the six months ended June 30, 2007 decreased 50.8% to $3.2 million from $6.4 million for the six months ended June 30, 2006. The prior year had included a tax credit of $3.7 million that was recognized in January of 2006 for the conversion from an S Corp to a C Corp. Proforma net income increased $435,000 or 16.0% due primarily to an increase in net interest income of $5.7 million and an increase in non-interest income of $99,000, offset by an increase in the provision for loan losses of $1.5 million and an increase in noninterest expense of $3.6 million. The increase in noninterest expenses was primarily driven by the growth of the infrastructure to support our growth with increases of $1.8 million in salary and benefits, $457,000 in premises and equipment, $89,000 in professional fees, $596,000 in loan and OREO expense and $351,000 in other noninterest expense. Basic and diluted earnings per share decreased from $0.87 and $0.85 per share at June 30, 2006 to $0.28 per share for the six months ended June 30, 2007. On a proforma basis, basic and diluted earnings per share were $0.37 and $0.36 for the same period in 2006, representing a decrease of 24.3%, and 22.2%, respectively, resulting from the higher average stock outstanding for 2007 over 2006 as a result of the public stock offering in September of 2006.

Net Interest Income and Net Interest Margin.

Interest income for the six months ended June 30, 2007 increased $12.3 million, or 55.7% to $34.3 million compared to $22.0 million for the six months ended June 30, 2006. Interest expense for the six months ended June 30, 2007 increased $6.6 million, or 66.0% to $16.6 million compared to $10.0 million for the six months ended June 30, 2006.

Average Balances and Average Interest Rates. The 47.1% increase in net interest income for the six months ended June 30, 2007 compared to the same period in 2006 was due to an increase in interest income of $12.3 million, reflecting the effect of an increase of $224.5 million in average interest-earning assets which was funded primarily through an increase of $203.9 million or 57.5% in average interest-bearing deposits.

The average yield on our interest-earning assets was 9.67% for the six months ended June 30, 2007, compared to 9.09% for the same period in 2006, an increase of 58 basis points or 6.4%. The increase in the yield on our interest-earning assets is a result of average market rates over the six months of 2007 being higher than the average market rates over the first six months of 2006. Our adjustable rate loans and new loans were originated at higher interest rates.

The cost of our average interest-bearing liabilities increased 79 basis points to 5.17% for the six months ended June 30, 2007, from 4.36% for the six months ended June 30, 2006, which is a result of higher rates paid on deposit accounts, Federal funds purchased, and junior subordinated debt. The average rate on our interest-bearing deposits increased 102 basis points or 24.5% from 4.16% for the six months ended June 30, 2006, to 5.18% for the six months ended June 30, 2007, reflecting increases in general market rates and also a more competitive interest rate environment. We have continued to increase interest rates on our deposits in view of the more volatile and competitive deposit market.

The following table sets forth balance sheet items on a daily average basis for the six months ended June 30, 2007 and 2006 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. The securities are all classified as available for sale. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on securities. Yields on tax-exempt securities have been computed on a tax equivalent basis.

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Securities
Taxable	$107,996,635	$2,848,962	5.28%	$88,617,471	$2,107,344	4.76%
Tax-exempt	34,878,351	1,045,613	6.00%	34,498,435	1,046,104	6.06%
Interest-bearing deposits	2,034,009	56,135	5.23%	530,903	11,994	4.56%
Fed Funds sold	8,894,878	230,888	5.23%	870,425	20,376	4.72%

Total securities	153,803,873	4,181,598	5.44%	124,517,234	3,185,818	5.12%
Loans	556,964,770	30,061,425	10.84%	363,345,770	18,900,880	10.45%
Loans held for sale	8,152,187	387,425	9.58%	6,605,425	289,438	8.84%

Total earning assets	718,920,830	34,630,448	9.67%	494,468,429	22,376,136	9.09%
Non-earning Assets
Cash and due from banks	5,174,757			5,242,189
Allowance for loan losses	(7,347,691)			(5,006,033)
Bank-owned life insurance	1,211,543			1,164,875
Other assets, including loans in process	50,187,577			33,966,846

Total assets	$768,147,016			$529,836,306

Interest Bearing Liabilities
Interest-bearing demand deposits	7,132,458	7,438	0.21%	7,574,281	6,972	0.19%
Money market and savings accounts	42,344,538	986,800	4.70%	12,064,382	145,564	2.43%
Time Deposits	509,248,791	13,349,344	5.29%	335,219,845	7,174,314	4.32%

Total interest-bearing deposits	558,725,787	14,343,582	5.18%	354,858,508	7,326,850	4.16%
Fed funds purchased and other borrowings	2,354,796	65,717	5.63%	6,015,144	154,416	5.18%
FHLB borrowings	67,022,099	1,443,888	4.34%	80,511,050	1,795,450	4.50%
Junior subordinated debt	20,620,000	773,680	7.50%	20,620,000	729,503	7.08%

Total interest-bearing liabilities	648,722,682	16,626,867	5.17%	462,004,702	10,006,219	4.36%
Non-interest Bearing Liabilities
Noninterest demand deposits	35,539,980			25,431,193
Other liabilities	10,311,785			7,376,205
Shareholders' equity	73,572,569			35,024,206

Total liabilities & shareholders' equity	$768,147,016			$529,836,306

Net interest income and margin		$18,003,581	5.01%		$12,369,917	5.01%

Net interest spread			4.50%			4.72%

NOTE: 2007 interest expense includes $21,340 of interest capitalized for construction in progress.

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

	Six months ended June 30, 2007
	Increase (Decrease) Due to changes in
	Rate	Volume	Total
Interest on securities:
Taxable securities	$247,187	$494,431	$741,618
Tax-exempt securities	(16,186)	15,693	(493)
Fed funds sold	2,457	208,057	210,514
Interest-bearing deposits	3,204	40,937	44,141
Loans	2,772,608	8,387,937	11,160,545
Loans held for sale	25,999	71,988	97,987

Total interest income	3,035,269	9,219,043	12,254,312
Interest Expense:
Interest-bearing demand deposits	831	(364)	467
Money market and savings accounts	136,591	704,645	841,236
Time deposits	1,866,148	4,308,883	6,175,031
Fed funds purchased and other borrowings	14,815	(103,515)	(88,700)
FHLB borrowings	(59,243)	(292,320)	(351,563)
Junior subordinated debt	44,177	0	44,177

Total interest expense	2,003,319	4,617,329	6,620,648

Net increase (decrease)	$1,031,950	$4,601,714	$5,633,664

Net Interest Margin. Our net interest margin did not change for the six months ended June 30, 2007 compared to the same period in 2006 reflecting the positive volume variance in loan yield and the benefit of funding from the stock offering.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Financial Condition—Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance. The table below describes the detail of the provision.

	For the Six Months Ended June 30,
	2007	2006
Allowance for loan losses:
Balance at beginning of year	$6,646,212	$4,791,221
Provisions charged to operating expenses	2,426,798	950,000
Total Recoveries	53,833	40,087
Total Charged-off	(565,760)	(237,270)

Net charge-offs	(511,927)	(197,183)

Balance at end of period	$8,561,083	$5,544,038

Net charge-offs to average loans outstanding(1)	0.18%	0.11%
Allowance for loan losses to gross loans	1.40%	1.32%

(1)	Annualized

Noninterest Income

The following table sets forth information related to our noninterest income.

	Six months ended June 30,		Change
	2007	2006	$	%
Service charges on deposit accounts	$322,652	$341,645	$(18,993)	-5.6%
Gain on sale of loans	302,767	716,790	(414,023)	-57.8%
Investment securities (losses) gains, net	8,674	(2,258)	10,932	-484.1%
Other income	863,835	342,419	521,416	152.3%

Total noninterest income	$1,497,928	$1,398,596	$99,332	7.1%

The increase in noninterest income for the six months ended June 30, 2007 is primarily due to the recovery of $357,000 relating to the $1.0 million fraud loss recorded in December 2006 in the warehouse lending line of business. Offsetting the increase was a decrease of $414,000 or 57.8% in gains on the sale of loans due to a reduction of $4.2 million in amount of SBA guaranteed principal sold (resulting from lower originations of SBA loans), from $4.8 million at June 30, 2006 to $600,000 at June 30, 2007, and a $19,000 reduction in penalties on early withdrawals of certificates of deposit.

Noninterest Expense

The following table sets forth information related to our noninterest expense.

	Six months ended June 30,		Change
	2007	2006	$	%
Salaries and employee benefits	$5,972,570	$4,160,320	$1,812,250	43.6%
Occupancy and equipment	1,828,511	1,371,312	457,199	33.3%
Professional fees	705,451	616,010	89,441	14.5%
Loan and other real estate owned expense	822,043	225,939	596,104	263.8%
Telecommunications	349,567	284,975	64,592	22.7%
Advertising and marketing	326,501	247,772	78,729	31.8%
Office supplies	178,148	141,940	36,208	25.5%
Travel expense	377,732	251,306	126,426	50.3%
Other	1,460,816	1,109,998	350,818	31.6%

Total noninterest expense	$12,021,339	$8,409,572	$3,611,767	42.9%

Noninterest expense increased by $3.6 million or 42.9% to $12.0 million for the six months ended June 30, 2007 as compared to $8.4 million for the six months ended June 30, 2006 due to growth of the infrastructure to support the growth of the business. Contributing to the $3.6 million growth was an increase of $1.8 million or 43.6%, in salaries and benefits due to the 22.2% increase in employees to 198 at June 30, 2007 from 162 at June 30, 2006. Additionally there was an increase of $457,000 in occupancy and equipment expense including the new office in Philadelphia, PA, and additional office space in Tampa, FL and Seekonk, Massachusetts.

Adding to the increase in noninterest expense was an increase of $596,000 in loan and OREO expense, including a writedown of $352,000 in OREO from further impairment of real estate of which $149,000 related to OREO located in the Griffin and Macon markets and an $89,000 increase in professional fees. Furthermore, other noninterest expense increased by $351,000 which consisted of increases of $113,000 in investor relation expenses which are the result of becoming a public company, $64,000 in insurance costs, $88,000 in regulatory assessments, $62,000 in other miscellaneous expenses, and $131,000 in postage and courier expenses. Offsetting these increases were decreases in employee education and training expenses of $75,000 since the 2006 period had included the training expense associated with the conversion of the loan system and ATM charges of $31,000.

Provision for Income Taxes

Income tax expense can be analyzed as a percentage of net income before income taxes. The following discussion sets forth information related to our income tax expense for the six month periods ended June 30, 2007 and 2006.

The following table sets forth information related to our income tax expense for the six months ended June 30, 2007 and 2006.(2006 is shown adjusted for the $3.7 million tax benefit associated with the conversion to a C Corporation)

	For the Six Months Ended June 30,
	2007	2006
Net income before income taxes	$4,719,200	$4,053,265
Provision for income taxes	1,559,874	1,328,534
Effective income tax rate	33.05%	32.78%

The increase in the effective income tax rate from the quarter ended June 30, 2007 over the same period in 2006, reflects the decreased percentage of tax-exempt income to taxable income.

Financial Condition

Investments

On June 30, 2007, and December 31, 2006, our investment securities portfolio of $140.5 million and $134.5 million, respectively, represented approximately 16.4% and 19.1%, respectively, of total assets. As of June 30, 2007, and December 31, 2006, we were invested in U.S. Treasuries, U.S. Government agency securities, mortgage-backed securities, municipal securities, and other securities which include state bonds, an unrelated third-party bank stock and a preferred debt security (Dollars in thousands).

	June 30, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$6,961	$6,814	$6,950	$6,811
U.S. Government agencies	64,333	62,954	53,299	52,933
Mortgage-backed securities	30,778	30,061	32,863	32,331
Municipal obligations	32,346	31,994	39,507	39,944
Other	8,938	8,705	2,535	2,535

Total investment securities	$143,356	$140,528	$135,154	$134,554

We also maintain certain equity investments required by law that are included in the consolidated balance sheets as “other investments.” The carrying amounts of these investments as of June 30, 2007, and December 31, 2006, consisted of the following (Dollars in thousands):

	June 30, 2007	December 31, 2006
Federal Reserve Bank stock	$1,169	$1,295
Federal Home Loan Bank stock	$4,758	$3,541

No ready market exists for these stocks and they have no quoted market value. However, the issuer has historically redeemed these stocks at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value. Dividends are paid on these stocks on a quarterly basis.

Loans

Our gross loans on a consolidated basis as of June 30, 2007 and December 31, 2006 were $612.5 million and $502.6 million, respectively. Our community redevelopment portfolio experienced the largest volume increase, with a $42.7 million, or 32.3%, increase for the six months ended June 30, 2007. Our overall growth in loans is consistent with our focus and strategy to grow our loan portfolio by focusing on geographic markets which we believe have attractive growth prospects.

The following table sets forth the amount of loans outstanding by type of loan at the end of each of the periods indicated.

			Change
	June 30, 2007	December 31, 2006	$	%
Real estate – construction	$70,840,179	$61,767,736	9,072,443	14.7%
Community redevelopment	174,814,214	132,161,743	42,652,471	32.3%
Commercial real estate	222,586,143	184,014,559	38,571,584	21.0%
Residential real estate	18,385,326	20,254,071	(1,868,745)	-9.2%
Commercial and industrial	123,256,273	102,017,512	21,238,761	20.8%
Consumer	2,614,215	2,374,536	239,679	10.1%

Total loans	612,496,350	502,590,157	109,906,193	21.9%
Less: Allowance for loan losses	8,561,083	6,646,212	1,914,871	28.8%
Deferred loan fees, net	1,964,184	1,130,273	833,911	73.8%

Total net loans	$601,971,083	$494,813,672	$107,157,411	21.7%

The table below presents the balance of our community redevelopment loan portfolio by location at June 30, 2007 and December 31, 2006 (Dollars in thousands).

			Change
	June 30, 2007	December 31, 2006	$	%
Atlanta	$99,845	$79,887	$19,958	25.0%
Charlotte	6,546	7,031	(485)	-6.9%
Birmingham	11,088	8,947	2,141	23.9%
Tampa	18,771	14,465	4,306	29.8%
Chicago	29,175	21,457	7,718	36.0%
Philadelphia	7,989	375	7,614	2030.4%
Dallas	1,400	—	1,400	100.0%

Total	$174,814	$132,162	$42,652	32.3%

The following table presents the volume of originations in our community redevelopment portfolio by location. The dollar amount and number of loans originated are presented for the three month periods ending June 30, 2007, March 31, 2007, and December 31, 2006 (Dollars in thousands).

	June 30, 2007		March 31, 2007		December 31, 2006
	Amount	Number	Amount	Number	Amount	Number
Atlanta	$31,285	248	$34,911	283	$31,612	251
Birmingham	3,346	70	3,643	68	3,267	63
Charlotte	2,143	23	2,086	16	2,997	25
Chicago	9,047	69	9,648	67	8,612	56
Dallas	1,399	13	—	—	—	—
Philadelphia	4,144	26	4,096	25	374	4
Tampa	5,979	48	6,056	46	3,536	32

Total	$57,343	497	$60,440	505	$50,398	431

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

At June 30, 2007 the level of nonaccrual loans increased $4.5 million or 86.5% over December 31, 2006 from $5.2 million to $9.7 million. The increase resulted from the migration of a net of 25 loans to the nonaccrual category. See the non-performing assets table below.

Other Real Estate Owned Properties. Our other real estate owned as of June 30, 2007 and December 31, 2006, was $5.3 million and $3.4 million, respectively. The $1.9 million or 57.1% increase in OREO was primarily attributable to the increased foreclosures in two of our community redevelopment markets, Griffin and Macon, Georgia ($1.6 million or 29.3% of total OREO) and the Atlanta real estate construction loans ($1.1 million or 20.6% of total OREO).

Non-Performing Assets. Non-performing assets increased $6.5 million, or 74.9%, to $15.0 million at June 30, 2007 from $8.5 million at December 31, 2006. The increase is associated with the $1.9 million increase in other real estate owned and the $4.5 million increase in nonaccrual loans. Non-performing assets as a percentage of total assets increased 52 basis points to 1.74% at June 30, 2007 from 1.22% at December 31, 2006. The increase in nonperforming assets is partially attributable to the impact of an accelerated economic downturn in Griffin and Macon, Georgia. The increase is also attributable to some weakness in the Atlanta residential construction market in which we have loans to five borrowers which were on nonaccrual or for which we have foreclosed on the underlying collateral of houses and lots and hold in OREO.

The following table provides detail of our June 30, 2007 non-performing assets including loan type, location, and underlying collateral.

	Non accrual loans		OREO		Total
	Units	Value	Units	Value	Units	Value
Commercial loans/OREO collateralized by residential dwellings
Redevelopment
Atlanta	7	$766,140	10	$1,094,515	17	$1,860,655
Macon	—	—	24	1,128,223	24	1,128,223
Griffin	—	—	10	426,930	10	426,930
Charlotte	1	320,382	3	152,967	4	473,349
Birmingham	2	68,613	2	84,696	4	153,309
Tampa	4	454,606	2	255,998	6	710,604
Chicago	7	1,279,656	—	—	7	1,279,656

	21	2,889,397	51	3,143,329	72	6,032,726
Atlanta Commercial	4	730,083	7	1,268,193	11	1,998,276
North Carolina Commercial	4	149,824	4	131,513	8	281,337

	29	3,769,304	62	4,543,035	91	8,312,339
Commercial loans collateralized by residential lots
Atlanta Commercial	65	2,931,771	21	731,248	86	3,663,019

	Loans	Value	Loans	Value	Loans	Value
Loans/OREO collateralized by other than residential property
SBA	5	905,453	—	—	5	905,453
Leasing, equipment and other	11	1,123,801	1	32,000	12	1,155,801
Commercial real estate	1	562,606	—	—	1	562,606
Atlanta Consumer	2	309,311	—	—	2	309,311
North Carolina consumer	1	42,753	—	—	1	42,753

	20	2,943,924	1	32,000	21	2,975,924
Aggregate non-performing loans and OREO	114	$9,644,999	84	$5,306,283	198	$14,951,282

The following table summarizes nonaccrual loans, accruing loans contractually past due 90 days or more, and restructured loans as defined by Statement of Financial Accounting Standards No. 15. (Dollars in thousands).

	At June 30,	At December 31,
	2007	2006	2005	2004	2003
Total nonaccrual loans	$9,645	$4,992	$4,832	$1,795	$1,194
Loans past due 90 days or more and still accruing	—	179	152	1	263

Total non-performing loans	9,645	5,171	4,984	1,796	1,457
Other real estate owned (OREO)	5,306	3,378	1,179	660	440

Total non-performing assets	$14,951	$8,549	$6,163	$2,456	$1,897

Non-performing loans to gross loans	1.58%	1.03%	1.52%	0.79%	0.94%
Non-performing assets to gross loans and OREO	2.42%	1.69%	1.87%	1.08%	1.22%
Non-performing assets to total assets	1.74%	1.22%	1.29%	0.77%	0.89%
Allowance for loan losses to gross loans	1.40%	1.33%	1.46%	1.53%	1.42%
Allowance for loan losses to non-performing loans	88.76%	128.50%	96.13%	192.80%	151.30%

The following table summarizes nonperforming assets by product. (Dollars in thousands).

	June 30, 2007			March 31, 2007			December 31, 2006
	Loans	Non-performing Loans	OREO	Loans	Non- performing Loans	OREO	Loans	Non- performing Loans	OREO
Real estate – construction	$70,840	$2,390	$1,999	$74,532	$261	$—	$61,768	$—	$—
Community redevelopment	174,814	2,569	3,143	156,863	3,566	4,402	132,162	1,919	2,508
Commercial real estate	222,585	2,942	32	199,595	1,621	132	184,014	1,960	—
Residential real estate	18,386	400	132	19,226	425	704	20,254	411	870
Commercial and industrial	123,256	1,344	—	119,188	544	—	102,017	874	—
Consumer	2,614	—	—	2,346	35	—	2,375	7	—

Total loans and Oreo	612,495	9,645	5,306	571,750	6,452	5,238	502,590	5,171	3,378

Less: Allowance for loan losses	8,561	—	—	7,576	—	—	6,646	—	—
Deferred loan fees, net	1,964	—	—	1,795	—	—	1,130	—	—

Total net loans and Oreo	$601,970	$9,645	$5,306	$562,379	$6,452	$5,238	$494,814	$5,171	$3,378

The following table summarizes nonperforming assets as a percentage of loan type.

	June 30, 2007
	Non- performing loans	OREO	Total as % of Product	Total as a % of Gross Loans and OREO
Real estate – construction	3.28%	2.74%	6.03%	0.71%
Community redevelopment	1.44%	1.77%	3.21%	0.92%
Commercial real estate	1.32%	0.01%	1.34%	0.48%
Residential real estate	2.16%	0.71%	2.87%	0.09%
Commercial and industrial	1.09%	0.00%	1.09%	0.22%
Consumer	0.00%	0.00%	0.00%	0.00%

Total Non-Performers	1.56%	0.86%		2.42%

	March 31, 2007
	Non- performing loans	OREO	Total as % of Product	Total as a % of Gross Loans and OREO
Real estate – construction	0.35%	—	0.35%	0.05%
Community redevelopment	2.21%	2.73%	4.94%	1.38%
Commercial real estate	0.81%	0.07%	0.88%	0.30%
Residential real estate	2.13%	3.53%	5.67%	0.20%
Commercial and industrial	0.46%	—	0.46%	0.09%
Consumer	1.49%	—	1.49%	0.01%

Total Non-Performers	1.12%	0.91%		2.03%

	December 31, 2006
	Non- performing loans	OREO	Total as % of Product	Total as a % of Gross Loans and OREO
Real estate – construction	—	—	—	0.00%
Community redevelopment	1.42%	1.86%	3.29%	0.87%
Commercial real estate	1.07%	—	1.07%	0.39%
Residential real estate	1.94%	4.12%	6.06%	0.25%
Commercial and industrial	0.86%	—	0.86%	0.18%
Consumer	0.30%	—	0.30%	0.00%

Total Non-Performers	1.02%	0.67%		1.69%

Non-performing loans include non-accrual loans and accruing loans past due greater than 90 days

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

The following table summarizes the activity in our allowance for loan losses for the periods indicated (Dollars in thousands).

	For the Six Months Ended June 30,		At or For the Years Ended December 31,
	2007	2006	2006	2005	2004	2003
Allowance for loan losses:
Balance at beginning of year	$6,646	$4,791	$4,791	$3,463	$2,204	$1,737
Provisions charged to operating expenses	2,426	950	2,583	1,264	1,451	705
Recoveries of loans previously charged-off:
Real estate - construction	—	—	—	6	—	—
Community redevelopment	—	—	—	21	—	—
Commercial real estate	—	—	—	12	13	5
Residential real estate	—	—	3	—	—	—
Commercial and industrial	53	12	40	3	3	3
Consumer	1	27	16	4	30	7

Total Recoveries	$54	$40	$59	$46	$46	$15
Loans charged-off:
Real estate - construction	25	—	—	97	—	1
Community redevelopment	292	105	309	166	117	75
Commercial real estate	55	69	251	120	5	—
Residential real estate	—	—	2	—	—	—
Commercial and industrial	193	48	163	271	102	—
Consumer	—	16	62	46	14	177

Total Charged-off	565	237	787	700	238	253
Net charge-offs	511	197	728	654	192	238

Allowance for loan losses acquired in a business combination			—	718	—	—

Balance at end of period	$8,561	$5,544	$6,646	$4,791	$3,463	$2,204

Net charge-offs to average loans outstanding (1)	0.18%	0.11%	0.17%	0.23%	0.10%	0.18%
Allowance for loan losses to gross loans	1.40%	1.32%	1.33%	1.46%	1.53%	1.42%

(1)	Annualized

Deposits

Deposits have historically been the primary source of funding our asset growth. As of June 30, 2007, total deposits were $677.1 million, compared to $544.7 million as of December 31, 2006. The increase in total deposits was driven by our growth in certificates of deposit, which includes both retail and brokered time deposits. As of June 30, 2007, certificates of deposit were $586.0 million, compared to $458.3 million as of December 31, 2006. As of the same dates, brokered time deposits, which are included in the total certificates of deposit balance, represent $411.6 million (60.8% of deposits) and $296.0 million (54.3% of deposits), respectively. Non-interest bearing deposits were $36.4 million on June 30, 2007 and $42.7 million on December 31, 2006.

Major classifications of deposits at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006	Percentage Change
Interest checking	$8,305,828	$6,653,617	24.8%
Savings and money market	46,337,209	36,993,065	25.3%
Time	174,435,896	162,293,149	7.5%
Brokered time	411,592,611	296,003,247	39.1%

Total interest-bearing deposits	640,671,544	501,943,078	27.6%
Non-interest bearing demand deposits	36,416,665	42,726,594	-14.8%

Total deposits	$677,088,209	$544,669,672	24.3%

Junior Subordinated Debentures

In order to manage our capital position more efficiently, we have relied on trust preferred securities issued by our wholly-owned subsidiaries, Omni Statutory Trust II, Omni Statutory Trust III, and Omni Statutory Trust IV. In 2003, 2004 and 2005 we issued, through these subsidiaries, trust preferred securities representing a preferred beneficial interest in our unsecured junior subordinated debentures. The trust preferred securities qualify as Tier I capital under Federal Reserve guidelines within certain limitations. In each case, the proceeds from the issuance of the trust preferred securities and the common securities of the trust were used to purchase our junior subordinated debentures, which carry a floating rate of interest adjusted every three months to the 3-Month LIBOR. At June 30, 2007, the 3-Month LIBOR rate was 5.36%. The junior subordinated debentures mature on the 30-year anniversary of their issuance and cannot generally be called prior to the five-year anniversary of the date of issuance. The following table sets forth the principal terms of the junior subordinated debentures as of the date indicated.

Trust Name	Issuance Date	Principal Amount of Debenture	Spread to 3-month LIBOR	06/30/2007 Interest Rate
Omni Statutory Trust II	March 26, 2003	$5,155,000	+3.14%	8.50%
Omni Statutory Trust III	June 17, 2004	$5,155,000	+2.69%	8.05%
Omni Statutory Trust IV	March 17, 2005	$10,310,000	+1.89%	7.25%

In accordance with FASB Interpretation No. 46, Omni Statutory Trust II, Omni Statutory Trust III and Omni Statutory Trust IV (the “Trusts”) are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts. Junior subordinated debentures are subject to certain limitations to qualify for Tier 1 capital for regulatory capital purposes.

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

	Actual		For Capital Adequacy Purposes Minimum		To Be Well Capitalized Under Prompt Corrective Action Provision Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Tier 1 Capital to average assets
Bank	$58,852	7.45%	$31,598	4.00%	$39,498	5.00%
Consolidated	$86,484	10.85%	$31,884	4.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Bank	$58,852	8.70%	$27,058	4.00%	$40,588	6.00%
Consolidated	$86,484	12.78%	$27,069	4.00%	N/A	N/A
Total Capital to risk weighted assets
Bank	$69,304	10.25%	$54,091	8.00%	$67,614	10.00%
Consolidated	$94,955	14.03%	$54,144	8.00%	N/A	N/A

As of December 31, 2006
Tier 1 Capital to average assets
Bank	$50,406	7.71%	$26,150	4.00%	$32,689	5.00%
Consolidated	$86,038	13.11%	$26,256	4.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Bank	$50,406	8.95%	$22,522	4.00%	$33,784	6.00%
Consolidated	$86,038	15.62%	$22,036	4.00%	N/A	N/A
Total Capital to risk weighted assets
Bank	$59,052	10.49%	$45,046	8.00%	$56,307	10.00%
Consolidated	$92,684	16.82%	$44,071	8.00%	N/A	N/A

The Bank and the Company met all capital adequacy requirements to which we are subject as of June 30, 2007 and December 31, 2006. The Bank is also considered “well capitalized” as of the same dates (the “well capitalized” category does not apply to holding companies).

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

At June 30, 2007, our liquid assets which include cash and due from banks and federal funds sold, amounted to $47.3 million, or 5.5% of total assets, respectively. Our investment securities at June 30, 2007 amounted to $140.5 million, or 16.4% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, most of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. In addition, we maintain federal funds purchased lines of credit with correspondent banks totaling $42.5 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2007 was $41.3 million, based on the bank’s $4.8 million investment in FHLB stock, as well as qualifying mortgages and pledged securities available to secure any future borrowings.

We believe that our existing stable base of core deposits, borrowings from the FHLB, short-term repurchase agreements, and proceeds we received from our initial public offering will enable us to successfully meet our long-term liquidity needs.

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

Approximately 67.1% of our loans were variable rate loans at June 30, 2007 and we were asset sensitive during the six months ended June 30, 2007. As of June 30, 2007, we expect to remain asset sensitive for 2007. The ratio of cumulative gap to total earning assets after 12 months was 19.1% because $151.0 million more assets will reprice in a 12 month period than liabilities. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market- based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Net Interest Income Simulation

In order to measure interest rate risk at June 30, 2007, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and net interest income using a base market interest rate. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At June 30, 2007, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established. The results of our analysis are set forth below: (Dollars in thousands)

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base
Up 200 basis points	$46,730	5.58%
Up 100 basis points	$45,509	2.82%
Base	$44,261	—%
Down 100 basis points	$42,994	-2.86%
Down 200 basis points	$41,703	-5.78%

Economic Value of Equity

We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as economic value of equity, using a simulation model. This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At June 30, 2007, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established. The following table sets forth our projected change in economic value of equity as a result of certain immediate increases or decreases in interest rates at June 30, 2007.

Interest Rate Scenario	Economic Value	Percentage Change from Base	Percentage of Total Assets
Up 200 basis points	$55,950	-1.5%	6.8%
Up 100 basis points	$56,939	0.2%	6.8%
Base	$56,828	—%	6.7%
Down 100 basis points	$53,397	-6.0%	7.5%
Down 200 basis points	$47,998	-15.5%	5.6%

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

Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is reported within the time periods specified under Securities and Exchange Commission rules. Additionally, they concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in time to allow timely decisions regarding required disclosures.

There were no changes in internal controls over financial reporting or, to management’s knowledge, in other factors during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of the evaluation.

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

On December 4, 2006, plaintiffs filed a motion seeking leave of court to amend the complaint to add the Bank as a party-defendant, alleging in their proposed amended complaint that the Bank, as the successor in interest to GCB assumed liability in the merger for the plaintiffs’ claims against GCB. The court granted the motion on May 18, 2007. The plaintiffs have not, as yet, served a summons and complaint against the Bank, however. The Company and the Bank believe that they have no liability for any of the claims alleged in the complaint and intend to defend the action vigorously if the plaintiffs proceed with any claims in the action against either or both of them.

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

Fraud Loss. As was reported in our Form 10-K and 10-Q filings for the fiscal year ended December 31, 2006 and the quarter ended March 31, 2007, we identified a $1.0 million loss in our warehouse lending program in December 2005 as a result of a defalcation. In late 2005, we wired $1.0 million to a closing agent identified by one of our loan participation partners for the purchase of three loans, with such funds to be held in escrow pending closing of the acquisition. Our loan participation partner fraudulently obtained the loans and the closing agent may have participated in that fraud and/or fraudulently disbursed the funds without proper authority. In connection with this fraud, we took a charge of $1.0 million against earnings in 2005.

Our loan participation partner ceased doing business shortly after the fraud was discovered, and its three principals were investigated by federal authorities and have all pled guilty to various federal offenses. At the time the business closed, there were insufficient funds in its accounts to cover our losses, and various other financial institutions had also been similarly defrauded by our loan participation partner. We have pursued, and continue to pursue multiple actions to recover the funds. On May 9, 2007, we received $357,174 in funds recovered from the loan participation partner’s bank accounts, which funds had been frozen when the business closed and were traceable to amounts received by the closing agent from Omni and another lender who had recovered custody of the funds in accordance with a previous court ruling. Through litigation and negotiation with the other lender, we were able to obtain a share of the recovered funds. Recovery of any further funds above the noted award remains uncertain.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1-30, 2007	—	—	—	—
May 1-31, 2007	145,300	$8.9988	$1,314,791	—
June 1-30, 2007	10,000	$8.78	$87,800	—

Total	155,300		$1,402,591	$8,597,409

(1)	Except for the 10,000 shares repurchased in a privately negotiated transaction in June 2007, the transactions described above were open market purchases involving a $0.05 per share commission that is not reflected in the prices indicated.

The repurchases described above were made pursuant to the Company’s stock repurchase plan for up to $2 million of common stock that was announced on May 1, 2007. On July 24, 2007, the Company expanded the scope of the repurchase plan to provide for the repurchase of up to an aggregate of $10 million of common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Bylaws provide that the terms of the Board of Directors shall expire at each annual meeting. Directors were elected at the annual meeting of shareholders held on April 17, 2007 to a one year term. At the annual shareholders’ meeting, there were 9,351,379 shares of common stock represented by proxy, or 82.5% of the aggregate number of shares of common stock outstanding as of March 2, 2007, the record date for voting at the meeting. The votes were as follows:

Name of Director	For	Withheld	% For	% Withheld
Elliot M. Arnovitz	9,350,444	935	99.99%	0.01%
Irwin M. Berman	9,350,444	935	99.99%	0.01%
L. Lynette Fuller-Andrews	9,016,600	334,779	96.42%	3.58%
Peter Goodstein	9,350,444	935	99.99%	0.01%
Barbara Babbitt Kaufman	9,350,444	935	99.99%	0.01%
Stephen M. Klein	9,350,444	935	99.99%	0.01%
Jeffrey L. Levine	9,350,444	935	99.99%	0.01%
Ulysses Taylor	9,350,444	935	99.99%	0.01%
Garett Van de Grift	9,328,000	23,379	99.75%	0.25%

The other matter voted on by the Company’s shareholders at the annual meeting was the ratification of Crowe Chizek and Company LLC as our independent registered public accounting firm for the fiscal year ended December 31, 2007. There were 9,323,325 or 99.70% of votes in favor, 5,611 or 0.06% of votes against, and 22,443 or 0.24% abstentions.

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

Date: August 14, 2007

OMNI FINANCIAL SERVICES, INC.

By:	/s/ Constance E. Perrine
Constance E. Perrine
Executive Vice President and Chief Financial Officer