Form 10-Q
period 2007-09-30
Omni Financial Services, Inc.
filed 2007-11-14
CIK 1362599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number: 001-33014

OMNI FINANCIAL SERVICES, INC.

(Exact name of Registrant as Specified in Its Charter)

Georgia	58-1990666
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Nine Concourse Parkway, Suite 2300

Atlanta, Georgia 30328

(Address of Principal Executive Offices)

(770) 396-0000

(Registrant’s Telephone Number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At October 31, 2007, 11,113,148 shares of the registrant’s common stock were outstanding.

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

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under Item 1A- Risk Factors and the following:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	changes in the amount or timing of credit availability in the secondary market which reduces access to credit;

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

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(UNAUDITED)

	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$4,293,608	$5,874,453
Interest-bearing deposits in other financial institutions	667,956	319,961
Federal funds sold	5,293,000	16,341,000

Total cash and cash equivalents	10,254,564	22,535,414
Investment securities available-for-sale	147,883,303	134,553,978
Other investments	7,277,500	4,836,100
Loans, net of allowance for loan losses of $9,355,439 and $6,646,212	653,771,867	494,813,672
Loans held-for-sale	7,000,913	9,635,243
Other real estate owned	7,994,742	3,377,719
Premises and equipment, net	23,017,308	10,707,034
Goodwill	4,753,887	4,753,887
Cash surrender value of life insurance policies	1,237,236	1,201,275
Accrued interest and loan related receivable	6,992,859	4,781,356
Deferred taxes	4,348,679	3,461,111
Other assets	12,495,020	8,107,192

	$887,027,878	$702,763,981

LIABILITIES & STOCKHOLDERS’ EQUITY
Demand deposits	$44,654,714	$49,380,211
Savings and money market	52,044,980	36,993,065
Time deposits less than $100,000	419,774,782	218,750,720
Time deposits greater than $100,000	159,916,952	239,545,676

Total deposits	676,391,428	544,669,672
Federal Home Loan Bank borrowings	107,500,000	57,500,000
Junior subordinated debentures	20,620,000	20,620,000
Deferred gain on sale of OREO	747,500	576,808
Escrow accounts, accrued interest payable and other liabilities	8,140,038	7,050,415

Total liabilities	813,398,966	630,416,895
Common stock, par value $1.00; 25,000,000 shares authorized: 11,390,069 and 10,842,978 shares issued; 11,113,148 and 10,826,357 outstanding	11,390,069	11,348,928
Additional paid-in capital	54,912,185	54,567,172
Retained earnings	10,434,066	7,296,572
Accumulated other comprehensive loss	(707,316)	(765,499)
Treasury stock, at cost; 276,921 and 16,621 shares	(2,400,092)	(100,087)

Total shareholders’ equity	73,628,912	72,347,086

	$887,027,878	$702,763,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$17,038,815	$11,784,760	$47,487,666	$30,975,078
Interest on investment securities	2,140,855	1,540,187	5,966,943	4,370,327

Total interest income	19,179,670	13,324,947	53,454,609	35,345,405

Interest expense:
Interest on deposits	8,324,000	5,210,176	22,667,583	12,537,025
Interest on other borrowings	1,478,864	1,495,617	3,740,810	4,174,986

Total interest expense	9,802,864	6,705,793	26,408,393	16,712,011

Net interest income	9,376,806	6,619,154	27,046,216	18,633,394
Provision for loan losses	1,950,000	916,000	4,376,798	1,866,000

Net interest income after provision for loan losses	7,426,806	5,703,154	22,669,418	16,767,394

Noninterest income:
Gain on sale of loans	274,544	199,281	577,311	916,072
Service charges on deposit accounts	154,766	193,793	477,418	535,438
Investment securities gains, net	6,326	14,661	15,000	12,403
Other income	546,005	81,303	1,409,840	423,721

Total noninterest income	981,641	489,038	2,479,569	1,887,634

Noninterest Expense:
Salaries and employee benefits	2,788,406	2,081,464	8,760,976	6,241,784
Occupancy and equipment	997,338	738,564	2,726,565	2,103,851
Professional fees	281,991	179,737	987,442	795,747
Other real estate owned expense	108,636	90,731	930,678	316,670
Telecommunications	167,484	124,544	517,051	409,519
Advertising and marketing	180,780	51,589	507,281	299,361
Office suppplies	114,983	78,188	293,131	220,128
Travel expenses	233,829	161,878	611,561	413,184
Other	977,430	526,589	2,537,532	1,642,611

Total noninterest expense	5,850,877	4,033,284	17,872,217	12,442,855

Income before income taxes	2,557,570	2,158,908	7,276,770	6,212,173
Income tax expense (benefit)	883,621	722,280	2,443,495	(1,640,593)

Net income	$1,673,949	$1,436,628	$4,833,275	$7,852,766

Proforma data: (1)
Net income:
As reported	$1,673,949	$1,436,628	$4,833,275	$7,852,766
Adjustment for change in tax status	—	—	—	$(3,691,407)

Adjusted net income	$1,673,949	$1,436,628	$4,833,275	$4,161,359

Earnings per common share:
Basic	$0.15	$0.19	$0.43	$1.06
Diluted	$0.15	$0.19	$0.42	$1.04
Proforma Earnings per common share: (1)
Basic earnings per share	$0.15	$0.19	$0.43	$0.56
Diluted earnings per share	$0.15	$0.19	$0.42	$0.55

Weighted average common shares outstanding:
Basic	11,157,659	7,549,192	11,256,739	7,419,287
Diluted	11,252,629	7,713,775	11,390,051	7,583,706

(1)	The nine months ended September 30, 2006 has been adjusted to reflect the $3.69 M tax credit related to our conversion from an S Corporation to a C Corporation, recognized on January 1, 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Three Months	Nine Months
Net income for the Three and Nine months ended 2007	$1,673,949	$4,833,275

Other comprehensive loss:
Unrealized holding gains on investment securities available-for-sale arising during the period, net of taxes of $497,406 and $23,544	1,481,257	68,146
Reclassification adjustment for gains realized on sales of investment securities, net of taxes of $2,186 and $5,037	(4,140)	(9,963)

Other comprehensive income	1,477,117	58,183

Total comprehensive income	$3,151,066	$4,891,458

Net income for the Three and Nine months ended 2006	$1,436,628	$7,852,766

Other comprehensive loss:
Unrealized holding gains on investment securities available-for-sale arising during the period, net of taxes of $253,334 and $35,507	757,124	107,565
Reclassification adjustment for losses realized on sales of investment securities, net of taxes of $4,906 and $4,095	(9,755)	(8,308)

Other comprehensive income	747,369	99,257

Total comprehensive income	$2,183,997	$7,952,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Stock Subscriptions Receivable	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Beginning Balance, January 1, 2006	7,242,612	$7,242,612	$13,724,927	$—	$9,421,731	$(100,000)	$(1,207,532)	$29,081,738
Reclassification of retained earnings upon change in tax status			9,421,731		(9,421,731)			—
Net income					7,852,766			7,852,766
Issuance of common stock	250,366	250,366	2,124,862					2,375,228
Shares subscribed	3,350,000	3,350,000	25,447,250	(28,797,250)				—
Stock compensation expense			78,562					78,562
Purchases of treasury stock						(9)		(9)
Cash dividends/distributions ($.212 per common share)					(1,556,632)			(1,556,632)
Change in net unrealized loss on investment securities available-for-sale							99,257	99,257

Ending Balance, September 30, 2006	10,842,978	$10,842,978	$50,797,332	$(28,797,250)	$6,296,134	$(100,009)	$(1,108,275)	$37,930,910

Beginning Balance, January 1, 2007	11,348,928	$11,348,928	$54,567,172	$—	$7,296,572	$(100,087)	$(765,499)	$72,347,086
Net income					4,833,275			4,833,275
Stock options exercised	30,793	30,793	142,827					173,620
Stock grants issued to directors	10,348	10,348	99,696					110,044
Stock compensation expense			102,490					102,490
Purchases of treasury stock (260,300 shares)						(2,300,005)		(2,300,005)
Cash dividends ($.15 per common share)					(1,695,781)			(1,695,781)
Change in net unrealized loss on investment securities available-for-sale							58,183	58,183

Ending Balance, September 30, 2007	11,390,069	$11,390,069	$54,912,185	$—	$10,434,066	$(2,400,092)	$(707,316)	$73,628,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net income	$4,833,275	$7,852,766
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	929,260	691,560
Provision for loan losses	4,376,798	1,866,000
Gain on sale of other real estate	(86,770)	(41,984)
Gain on sale of premises and equipment	(29,474)	(50,880)
Gain on sale of loans	(577,311)	(916,071)
Originations of warehouse loans held for sale	(175,715,382)	(134,986,060)
Proceeds from sale of warehouse loans	178,349,712	138,324,677
Deferred income tax benefit	(972,483)	(3,691,407)
Stock compensation expense recorded	102,490	78,562
Stock grants issued to directors	110,044	—
Investment securities gains	(15,000)	(12,403)
Change in:
Accrued interest receivable and other assets	(6,443,596)	(2,589,933)
Escrow accounts, accrued interest payable and other liabilities	1,003,299	(1,688,955)

Net cash provided by operating activities	5,864,862	4,835,872

Cash flows from investing activities:
Proceeds from maturities, calls, and paydowns of investment securities available-for-sale	3,981,386	12,432,113
Purchases of investment securities available-for-sale	(17,110,926)	(35,370,731)
Purchases of other investments	(2,441,400)	(1,391,400)
Proceeds from sales of other investments	—	1,170,000
Net change in loans	(182,247,301)	(144,928,291)
Proceeds from sale of other real estate	14,969,686	5,600,910
Purchase of other real estate investments	(10,321)	—
Proceeds from sale of premises and equipment	26,425	60,773
Purchase of premises and equipment	(13,212,850)	(1,837,387)

Net cash used in investing activities	(196,045,301)	(164,264,013)

Cash flows from financing activities:
Net change in deposits	131,721,755	144,506,029
Proceeds from Federal Home Loan Bank borrowings	90,500,000	88,500,000
Repayments of Federal Home Loan Bank borrowings	(40,500,000)	(75,500,000)
Purchase of treasury stock	(2,300,005)	(9)
Proceeds from sale of stock and issuance of stock under option plan	173,620	2,375,228
Cash dividends to shareholders	(1,695,781)	(1,556,632)

Net cash provided by financing activities	177,899,589	158,324,616

Net change in cash and cash equivalents	$(12,280,850)	$(1,103,525)
Cash and cash equivalents at beginning of period	22,535,414	10,415,055

Cash and cash equivalents at end of period	$10,254,564	$9,311,530

Supplemental cash flow information and noncash disclosures:
Cash paid during the period for interest	$15,598,915	$9,427,649
Cash paid during the period for taxes	$3,499,079	$2,332,297
Loans transferred to other real estate	$26,312,400	$6,672,735
Other real estate sales financed by Bank	$21,675,850	$5,600,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNI FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) - Summary of Significant Accounting Policies and Activities

Organization

Omni Financial Services, Inc. (the “Company”) is incorporated in the state of Georgia as a bank holding company with its corporate headquarters in Atlanta, Georgia. The Company provides a full range of banking services to commercial and consumer customers through its wholly owned subsidiary, Omni National Bank (the “Bank”) and the Bank’s wholly owned subsidiaries. The Company has operations in metropolitan Atlanta and Dalton, Georgia; Fayetteville, High Point and Parkton, North Carolina; Tampa, Florida; Chicago, Illinois; and Dallas, Texas. The Company also has loan production offices in Atlanta, Georgia; Charlotte, North Carolina; Birmingham, Alabama and Philadelphia, Pennsylvania. The Bank is chartered and regulated by the Office of the Comptroller of the Currency.

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2007 and 2006 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Net Earnings per Common Share

Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Anti-dilutive stock options have not been included in the diluted earnings per share calculations. Anti-dilutive shares for September 30, 2007 and 2006 were 437,766 and 0, respectively.

Earnings per common share amounts for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Net Earnings (Numerator)	Common Share (Denominator)	Per Share Amount
For the Three Months Ended September 30, 2007
Basic earnings per share	$1,673,949	11,157,659	$0.15
Effect of dilutive securities – stock options	—	94,970	$—

Diluted earnings per share	$1,673,949	11,252,629	$0.15

For the Three Months Ended September 30, 2006
Basic earnings per share	$1,436,628	7,549,192	$0.19
Effect of dilutive securities – stock options	—	164,583	—

Diluted earnings per share	$1,436,628	7,713,775	$0.19

	Net Earnings (Numerator)	Common Share (Denominator)	Per Share Amount
For the Nine Months Ended September 30, 2007
Basic earnings per share	$4,833,275	11,256,739	$0.43
Effect of dilutive securities – stock options	—	133,312	$(0.01)

Diluted earnings per share	$4,833,275	11,390,051	$0.42

For the Nine Months Ended September 30, 2006
Basic earnings per share	$7,852,766	7,419,287	$1.06
Effect of dilutive securities – stock options	—	164,419	(0.02)

Diluted earnings per share	$7,852,766	7,583,706	$1.04

Proforma earnings per common share amounts for the nine month periods ended September 30, 2007 and 2006 are as follows:

	Net Earnings (Numerator)	Common Share (Denominator)	Per Share Amount
For the Nine Months Ended September 30, 2007
Basic earnings per share	$4,833,275	11,256,739	$0.43
Effect of dilutive securities – stock options	—	133,312	$(0.01)

Diluted earnings per share	$4,833,275	11,390,051	$0.42

For the Nine Months Ended September 30, 2006
Basic earnings per share	$4,161,358	7,419,287	$0.56
Effect of dilutive securities – stock options	—	164,419	(0.01)

Diluted earnings per share	$4,161,358	7,583,706	$0.55

Income Taxes

Prior to January 1, 2006, the Company, with the consent of its shareholders, elected to be taxed under the Internal Revenue Code as an S Corporation. The Company’s shareholders terminated the S Corporation election effective January 1, 2006, and the Company now pays corporate income taxes. In connection with that election, a deferred tax asset was established which resulted in an income tax benefit of $3,691,407 on the consolidated statement of income for the nine month period ended September 30, 2006.

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

Treasury Stock Repurchases

On April 17, 2007, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of the Company’s common stock. On July 24, 2007, the Company’s Board of Directors authorized the Company to increase the aggregate size of the repurchase plan to provide for the repurchase of an aggregate of $10.0 million of common stock. During the three month period ended September 30, 2007, 105,000 shares of common stock were repurchased at an aggregate cost of $897,414. In the nine month period ended September 30, 2007, 250,300 shares were repurchased at an aggregate cost of $2,300,005.

Recent Accounting Pronouncements

SFAS No. 156 (FASB 156), “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.”

In June of 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this standard as of January 1, 2007. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

SFAS No.157, “Accounting for Fair Value Measurements.”

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance on the use of fair value in such measurements. It also prescribes expanded disclosures in regards to fair value measurements contained in the financial statements. The new standard is not expected to have a material affect on the Company’s financial position or results of operations. SFAS No. 157 will become effective for the Company as of the first quarter of 2008.

SFAS No.159, “Accounting for the Fair Value Option for Financial Assets and Financial Liabilities.”

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The new standard is not expected to have a material affect on the Company’s financial position or results of operations.

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

Loans secured by first mortgages on 1-4 family residences, multifamily residences and commercial real estate totaling approximately $39.0 million and $69.1 million were pledged as collateral for outstanding FHLB advances as of September 30, 2007 and December 31, 2006, respectively.

Major classifications of loans at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Real estate-construction	$69,660,036	$61,767,736
Community redevelopment	182,242,110	132,161,743
Commercial real estate	251,198,538	184,014,559
Residential real estate	18,087,111	20,254,071
Commercial and Industrial	141,579,431	102,017,512
Consumer	2,383,517	2,374,536

Total loans	665,150,743	502,590,157
Less: Allowance for loan losses	9,355,439	6,646,212
Deferred loan fees, net	2,023,437	1,130,273

Total net loans	$653,771,867	$494,813,672

Changes in the allowance for loan losses are summarized as follows:

	Nine Months Ended September 30, 2007	At or for the Year Ended December 31, 2006	Nine Months Ended September 30, 2006
Balance at beginning of period	$6,646,212	$4,791,221	$4,791,221
Provision for loan losses	4,376,798	2,583,000	1,866,000
Credits charged off	(1,743,140)	(787,396)	(468,863)
Recoveries on credits previously charged-off	75,569	59,387	47,496

Balance at end of period	$9,355,439	$6,646,212	$6,235,854

Information about impaired loans and specific allowances against these loans as of the period end noted is as follows:

	September 30, 2007	December 31, 2006	September 30, 2006
Impaired loans	$6,381,338	$2,630,087	$3,005,424

Allocated allowance	$730,050	$274,422	$322,502

(3) - Stock Option Plan

The following table summarizes the Company’s stock option plan activity for the nine months ended September 30, 2007:

	Options	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding - January 1, 2007	442,603	$6.10
Granted	381,266	9.81
Exercised	(30,793)	5.23
Forfeited	(8,499)	9.03

Outstanding - September 30, 2007	784,577	$7.91	7.5	$787,012

Exercisable - September 30, 2007	376,561	$5.82	7.1	$787,012

(1)	Based on closing price of $7.91 per share on September 28, 2007 (the last trading day of September).

Stock compensation expense for the three months ended September 30, 2007 and 2006 was $52,000 and $74,000, and $102,000 and $79,000 for the nine months ended September 30, 2007 and 2006 respectively. The Company adopted SFAS No. 123(R) ,“Share Based Payments,” on January 1, 2006, and subsequent to its adoption, is only required to apply the provisions for estimating the fair value of options prospectively to new options awarded or existing options modified.

Unrecognized stock based compensation expense related to stock options for 2007 and beyond is estimated as follows:

2007	$153,384
2008	206,487
2009	206,487
2010 and thereafter	461,215

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

At September 30, 2007 and December 31, 2006, the Company had commitments to extend credit of approximately $117,343,000 and $53,984,000, respectively. At September 30, 2007 and December 31, 2006, the Company had standby letters of credit outstanding of approximately $1.9 million and $35,000, respectively.

At September 30, 2007 we had approximately $2.5 million in fixed rate commitments with interest rates that ranged from 6.36% to 18.00% with maturities ranging from one month to ten years. We had approximately $114.8 million in variable rate commitments that had not expired as of September 30, 2007. The loans underlying the commitments ranged in interest rates from 5.20% to 15.00% and one loan commitment with a rate of 50%. The loans have maturities of one month to fifteen years.

(5) - Taxes

With the consent of its shareholders, prior to January 1, 2006, the Company elected to be taxed under the Internal Revenue Code as an S Corporation. The Company’s shareholders terminated the S Corporation election effective January 1, 2006, and the Company now pays corporate income taxes. On January 1, 2006, in connection with the terminated election, a deferred tax asset was established which resulted in an income tax benefit of $3,691,407 on the consolidated statement of earnings for the nine month period ended September 30, 2006.

Income tax expense was as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Current expense:
Federal	$2,997,052	$1,836,872
State	418,926	213,942

	3,415,978	2,050,814

Deferred expense (benefit) :
Federal	(817,079)	(3,107,693)
State	(155,404)	(583,714)

	(972,483)	(3,691,407)

Total expense (benefit)	$2,443,495	$(1,640,593)

Effective tax rate differs from federal statutory rate of 34% applied to income before income taxes due to the following:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Federal statutory rate times financial statement income	$2,474,102	$2,112,139
Effect of:
Tax-exempt income	(270,067)	(350,200)
State taxes, net of federal benefit	173,264	141,201
Change in the tax status-conversion to a C Corporation	—	(3,691,407)
Other	66,196	147,674

Total expense	$2,443,495	$(1,640,593)

At September 30, 2007, the Company had net operating loss carry forwards for federal and state tax purposes of approximately $5,072,000 which expire at various dates from 2014 to 2024.

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

Although we believe the levels of the allowances as of September 30, 2007 and December 31, 2006 were adequate to absorb probable incurred losses in the loan portfolio, a decline in local or national economic or other factors could result in increasing losses that cannot be reasonably estimated at this time.

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

Management Overview

This overview presents an analysis of changes in our net interest margins and yields, a tabular presentation of unaudited selected financial data, a discussion of the primary factors that management analyzes in evaluating our results of operations and financial condition, and a discussion of recent economic trends that are relevant to our operations and prospects.

Net Interest Margins and Yields

The Company’s net interest margin on a fully tax equivalent basis for the three month period ended September 30, 2007 was 4.74% as compared to 4.69% for the same time period in 2006. The increase in the net interest margin is due to the increase in average earning assets by $228.2 million, compared to an increase in average interest-bearing liabilities of $201.7 million. This equates to average interest-earning assets growth of 40.4% compared to average interest-bearing liabilities growth of 37.3%. Offsetting the positive volume differential was an increase in the cost of interest bearing liabilities of 30 basis points, higher than the increase in the yield on interest-earning assets of 26 basis points. The efficiency in the use of interest-bearing liabilities was primarily made possible by the stock offering cash infusion in the fourth quarter of 2006. Additionally the increase of $7.5 million or 26.0% over the prior year quarter-end in noninterest-bearing deposits further reduced our reliance on interest-bearing liabilities.

The main driver of the increase in interest-earning assets was the 42.7% growth in average loans from $444.4 million for the third quarter 2006 to $634.2 for the third quarter 2007. The overall loan yield increased 16 basis points from 10.47% for the third quarter 2006 to 10.63% for the third quarter 2007. Adding to the increase in margin was growth of $37.6 million in the investment portfolio, the yield for which increased 23 basis points from 5.26% for the quarter ended September 30, 2006 to 5.49% for the same time period in 2007. See Results of Operations for the Three Months Ended September 30, 2007 and 2006—Net Interest Income and Net Interest Margin.

On a linked-quarter basis for the quarter ended September 30, 2007 compared to the quarter ended June 30, 2007, the yield on earning assets decreased by 22 basis points from 9.77% to 9.55%, while the cost of interest-bearing liabilities remained constant at 5.22%. Net interest margin decreased 28 basis points to 4.74% for the quarter ended September 30, 2007 compared to 5.02% for the quarter ended June 30, 2007. The primary reason for the reduction in yield on earning assets is an increase in the reversal of interest income for additional nonaccrual loans. Future nonaccrual loans will have a negative impact on the net loan yield and therefore the net interest margin. The Company continues to focus on asset and liability management to increase net interest margin by pursuing lower cost funding sources and by increasing loan yield by further changing the mix of loan products to higher yielding loans, as well as maximizing loan performance and interest collections by focusing additional resources on credit and collections management.

The following table sets forth unaudited selected financial data as of or for the current period and the previous five quarters, including the three month period ended September 30, 2006. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein (Dollars in thousands, except share data).

	Nine Months Ended September 30,		2007			2006
	2007	2006	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Share Data
Weighted average shares outstanding - basic	11,256,739	7,419,287	11,157,659	11,280,687	11,333,807	11,301,437	7,549,192
Weighted average shares outstanding - diluted	11,390,051	7,583,706	11,252,629	11,413,877	11,496,696	11,472,870	7,713,775
Book value at quarter end	$6.63	$5.07	$6.63	$6.41	$6.48	$6.38	$5.07
Tangible book value at quarter end	$6.08	$4.30	$6.08	$5.89	$5.97	$5.87	$4.30
Basic earnings per share/Pro Forma(1)	$0.43	$0.56	$0.15	$0.15	$0.13	$0.13	$0.19
Diluted earnings per share/Pro Forma(1)	$0.42	$0.55	$0.15	$0.15	$0.13	$0.13	$0.19
Basic earnings per share/GAAP	$0.43	$1.06	$0.15	$0.15	$0.13	$0.13	$0.19
Diluted earnings per share/GAAP	$0.42	$1.04	$0.15	$0.15	$0.13	$0.13	$0.19
Cash dividends declared (2)	$0.15	$0.21	$0.05	$0.05	$0.05	$0.04	$0.04
Performance Ratios:
Return on average assets/Pro Forma (1) (3)	0.81%	0.99%	0.77%	0.85%	0.79%	0.88%	0.93%
Return on average equity/Pro Forma (1) (3)	8.81%	15.43%	9.11%	9.25%	7.94%	8.20%	15.46%
Return on average tangible equity/Pro Forma (1) (3)	9.58%	18.37%	9.93%	10.04%	8.63%	8.93%	18.32%
Yield on earning assets (3)	9.62%	9.16%	9.55%	9.77%	9.56%	9.42%	9.29%
Cost of interest-bearing liabilities (3)	5.18%	4.57%	5.22%	5.22%	5.11%	4.99%	4.92%
Net interest Margin (3)	4.91%	4.90%	4.74%	5.02%	5.00%	5.00%	4.69%
Efficiency ratio	60.53%	60.63%	56.48%	60.22%	65.30%	66.87%	56.74%
Return on average assets/GAAP (3)	0.81%	1.87%	0.77%	0.85%	0.79%	0.88%	0.91%
Return on average equity/GAAP (3)	8.81%	29.12%	9.11%	9.25%	7.94%	8.20%	15.46%
Return on average tangible equity/GAAP (3)	9.58%	34.67%	9.93%	10.04%	8.63%	8.93%	18.32%
Credit Quality Ratios:
Allowance for loan losses	$9,335	$6,236	$9,335	$8,561	$7,576	$6,646	$6,236
Other real estate owned	$7,995	$2,250	$7,995	$5,306	$5,238	$3,378	$2,250
Nonperforming loans	$15,291	$4,900	$15,291	$9,645	$6,453	$5,171	$4,900
Nonperforming assets	$23,286	$7,150	$23,286	$14,951	$11,681	$8,549	$7,150
Allowance for loan losses to loans	1.41%	1.33%	1.41%	1.40%	1.33%	1.33%	1.33%
Nonperforming loans to gross loans	2.31%	1.02%	2.31%	1.58%	1.13%	1.03%	1.02%
Nonperforming assets to gross loans and other real estate owned	3.47%	1.52%	3.47%	2.42%	2.02%	1.69%	1.52%
Nonperforming assets to total assets	2.63%	1.11%	2.63%	1.74%	1.51%	1.22%	1.11%
Net charge-offs	$1,668	$421	$1,156	$456	$56	$307	$224
Net charge-offs to average loans (3)	0.32%	0.14%	0.72%	0.31%	0.04%	0.25%	0.20%
Average Balances:
Loans outstanding	$582,997	$390,665	$634,212	$581,177	$532,484	$478,135	$444,412
Total assets	$800,128	$558,457	$863,048	$802,535	$733,377	$664,093	$614,764
Interest-earning assets	$748,671	$522,943	$807,203	$748,416	$689,098	$625,543	$578,964
Deposits	$619,489	$408,272	$670,258	$620,400	$566,671	$506,586	$463,323
Tangible shareholders equity	$67,483	$29,928	$66,897	$68,217	$67,324	$65,105	$31,350
Shareholders’ equity	$73,345	$35,741	$72,902	$74,005	$73,113	$70,901	$37,153

(1)	Adjusted for the nine months ended September 30, 2006 to reflect the $3.69 million tax credit related to our conversion from an S Corporation to a C Corporation, recognized on January 1, 2006.
(2)	Cash dividends for the first three quarters of 2006 do not include the tax portion distributed to stockholders to cover potential tax liabilities as an S Corporation.
(3)	Annualized.

Primary Factors in Evaluating Financial Condition and Results of Operations

As a bank holding company, we focus on several factors in evaluating our financial condition and results of operations, including:

•	Return on Average Equity, or ROAE;

•	Asset Quality;

•	Asset and Deposit Growth; and

•	Operating Efficiency.

In the calculation of the ratios below, current period results and historical results are reflected. Net income for the nine month comparative period ended September 30, 2006 has been reduced by the $3.69 million tax credit benefit recorded to derive proforma net income for the nine months ended September 30, 2006.

Return on Average Equity. Net income for the three months ended September 30, 2007 was $1.7 million compared to net income of $1.4 million for the three months ended September 30, 2006, an increase of 16.5%. On a proforma basis, net income for the nine months ended September 30, 2007 was $4.8 million, an increase of $0.7 million or 16.1% over the $4.2 million for the nine months ended September 30, 2006. GAAP net income for the nine months ended September 30, 2006 was $7.9 million and had included the $3.69 million tax credit. ROAE was 9.11% for the three months ended September 30, 2007 compared to 15.34% for the three months ended September 30, 2006. ROAE was 8.81% for the nine months ended September 30, 2007 compared to pro forma ROAE of 15.57% for the nine months ended September 30, 2006. The decrease in ROAE is directly related to the $37.6 million increase in average equity of which $33.0 million was from the public offering which closed in October 2006. The increase in equity resulted in the denominators used in calculating certain ratios to increase which has resulted in reduced ratios for the three and nine month periods ended September 30, 2007. As the proceeds of the offering are utilized in the growth of the business it is expected that the ratios will, over time, increase and return to historical levels.

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

As of September 30, 2007, nonperforming loans were $15.3 million compared to $5.2 million at December 31, 2006. Nonperforming loans as a percentage of total loans were 2.31% as of September 30, 2007 compared to 1.03% as of December 31, 2006, an increase of 128 basis points. As of September 30, 2007, OREO was $8.0 million compared to $3.4 million at December 31, 2006. Non-performing assets (non-performing loans and OREO) of $23.3 million as a percentage of gross loans and OREO was 3.47% as of September 30, 2007, compared to $8.5 million or 1.69% as of December 31, 2006.

The increase in non-performing assets is the result of several factors. During the first quarter of 2007 the Company had noted that an accelerated economic downturn in two Georgia markets, Macon and Griffin, led to increased non-performing assets. In the second quarter, weakness was detected in the Atlanta real estate market which led to an increase in nonperforming assets principally related to credit deterioration of 5 metro Atlanta residential construction relationships for which the Bank initiated the active resale of the underlying real estate as part of the foreclosure process. The third quarter was largely impacted by an increasing weakness in the Atlanta and Tampa markets and this has translated to an increase in nonperforming assets in the community redevelopment portfolio. The Company sees the overall weakness as part of the current liquidity crisis where investors are encountering difficulties selling their properties since end-buyer financing has become more difficult to obtain. See “Financial Condition-Nonaccrual, Past Due and Restructured Loans” and “Part II-Item 1A, Risk Factors” for additional information.

Asset and Deposit Growth. The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. Total assets increased $184.3 million or 26.2% to $887.0 million as of September 30, 2007 from $702.8 million as of December 31, 2006. Gross loans grew $161.7 million or 32.2% to $663.1 million as of September 30, 2007 from $501.5 million as of December 31, 2006. Total deposits increased $131.7 million or 24.2% to $676.4 million as of September 30, 2007 from $544.7 million as of December 31, 2006.

Operating Efficiency. Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our efficiency ratio (noninterest expenses divided by the sum of net interest income and noninterest income) was 56.48% for the three months ended September 30, 2007 compared to 56.93% for the three months ended September 30, 2006. For the nine month periods ended September 30, 2007 and 2006, the efficiency ratio was comparable at 60.53% and 60.87%, respectively. The increase in net interest income for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 has been offset to some degree by expenses associated with the growth of the Company and the cost of being a public company.

Effects of Economic Trends

Since the beginning of the year, several subprime lenders and hedge funds which had invested in loans supported by real estate collateral have declared bankruptcy and discontinued operations, while other lenders have continued to put in place more stringent underwriting criteria. Recent losses on mortgage-backed investment securities recorded by some larger financial institutions have further reduced the valuation and liquidity of, and demand for these securities. These challenges have affected the residential loan marketplace by increasing the borrower’s cost of funds for loans supported by real estate. More stringent loan underwriting standards continue to reduce the number of real estate borrowers who can find financing in the marketplace and this continues to reduce the number of properties sold and refinanced. The number of residential properties on the market has continued to increase, and in certain markets, there has been increasing downward pressure on the selling prices of new and existing homes and also in the sales market values of existing properties, which are utilized as comparisons in valuing real estate collateral.

Although we are not a provider of long-term financing to the residential marketplace, the circumstances described above have affected the ability of some of our community redevelopment borrowers to sell or refinance investment real estate that they have renovated using short-term construction loans we have provided. This has led to a longer holding period of individual properties for our investors which has put stress on our borrowers to manage the scheduled repayments on their portfolio and has led to an increase in non-performing loans and in OREO through foreclosures of properties collateralizing underlying loans.

The impact of the described changes in the economy as a whole and the real estate marketplace specifically, might negatively affect our ability to maintain or grow our loan levels and the values of the collateral underlying our loans. These changes could limit growth in interest income and also could cause an increase in expenses associated with collecting on loans, foreclosing on real estate collateral, and selling properties which have already been foreclosed. The potential impact on the Company would be dependent on the duration and depth of the real estate market downturn which will also be affected by the financial market’s response to correcting the problems that have affected the market, including providing accommodations to borrowers in default or who are experiencing financial difficulty.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months ended September 30, 2006

	Three Months Ended September 30,		Percentage Increase/(Decrease)
	2007	2006
Consolidated Statement of Earnings Data:
Interest income	$19,179,670	$13,324,947	43.9%
Interest expense	9,802,864	6,705,793	46.2%

Net interest income	9,376,806	6,619,154	41.7%
Provision for loan losses	1,950,000	916,000	112.9%

Net interest income after provision for loan losses	7,426,806	5,703,154	30.2%
Noninterest income	981,641	489,038	100.7%
Noninterest expense	5,850,877	4,033,284	45.1%

Income before income taxes	2,557,570	2,158,908	18.5%
Income tax expense	883,621	722,280	22.3%

Net income	$1,673,949	$1,436,628	16.5%

Earnings per share - basic	$0.15	$0.19	(21.1)%

Earnings per share - diluted	$0.15	$0.19	(21.1)%

Net income after taxes for the three months ended September 30, 2007 increased 16.5% to $1.7 million from $1.4 million for the three months ended September 30, 2006. Basic and diluted earnings per share decreased from $0.19 per share at September 30, 2006 to $0.15 per share for the three months ended September 30, 2007 representing a decrease of 21.1%. The decline was due to the higher denominator of the average number of shares outstanding for the quarter ended September 30, 2007 over the comparable period in 2006 resulting from the public offering.

Net Interest Income and Net Interest Margin.

Interest income for the three months ended September 30, 2007 increased $5.9 million, or 43.9% to $19.2 million compared to $13.3 million for the three months ended September 30, 2006. Interest expense for the three months ended September 30, 2007 increased $3.1 million, or 46.2% to $9.8 million compared to $6.7 million for the three months ended September 30, 2006. The increase in interest income was partially offset by the increase in interest expense caused by a higher LIBOR rate environment. Changes in the LIBOR rate impact deposit and borrowing rates but not our loan rates which are generally tied to a base prime rate or a fixed rate.

Average Balances and Average Interest Rates. The 41.7% increase in net interest income for the three months ended September 30, 2007 compared to the same period in 2006 was due to an increase in interest income of $5.9 million, reflective of an increase of $228.2 million in average interest-earning assets which was funded primarily through an increase of $199.4 million or 45.9% in average interest-bearing deposits. The $35.7 million average increase in capital primarily related to the 2006 stock offering.

The average yield on interest-earning assets was 9.55% for the three months ended September 30, 2007, compared to 9.29% for the same period in 2006, an increase of 26 basis points or 2.8%. The increase is primarily due to 9 basis points related to one loan at an interest rate of 50% made in 2007, and a 7 basis point increase in loan fees recognized in 2007 compared to the same period in the prior year. In 2007, the average Prime rate was stable year-to-date while in 2006, the market was in a rising rate environment with the last Prime rate increase in late June of 2006. In mid-September of 2007, the Federal Reserve adjusted the Prime rate with a 50 basis point decrease; however, the impact of the decline was minimal for the quarter.

The cost of our average interest-bearing liabilities increased 30 basis points to 5.22% for the three months ended September 30, 2007, from 4.92% for the three months ended September 30, 2006, as a result of higher rates paid on deposit accounts, offset by lower rates on Federal funds purchased, junior subordinated debt, and FHLB borrowings due to the lower market rates on these debt instruments. The average rate on our interest-bearing deposits increased 45 basis points or 9.5%, to 5.21% for the three months ended September 30, 2007 from 4.76% for the three months ended September 30, 2006, reflecting a more competitive interest rate environment for consumer and brokered deposits balances. Our average rate on total deposits (including noninterest bearing deposits) increased 47 basis points or 10.5% to 4.93% for the three months ended September 30, 2007 from 4.46% for the same period in 2006. The average rate on FHLB borrowings decreased 33 basis points or 6.6% to 4.76% for the three months ended September 30, 2007 from 4.99% for the three months ended September 30, 2006.

The following table sets forth balance sheet items on a daily average basis for the three months ended September 30, 2007 and 2006 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans are included in the average loan balances. Securities are all classified as available for sale and are carried at amortized cost for purposes of calculating the average rate received on securities. Yields on tax-exempt securities have been computed on a tax equivalent basis.

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Securities
Taxable	$117,149,116	$1,572,007	5.37%	$93,828,722	$1,167,157	4.98%
Tax-exempt	32,110,075	490,674	6.11%	33,962,219	514,641	6.06%
Interest-bearing deposits	1,624,401	22,089	5.39%	973,375	12,929	5.27%
Fed Funds sold	17,003,391	222,914	5.20%	1,523,543	20,437	5.32%

Total securities	167,886,983	2,307,684	5.49%	130,287,859	1,715,164	5.26%
Loans	634,212,035	16,922,040	10.63%	444,411,454	11,680,439	10.47%
Loans held for sale	5,103,670	116,775	9.08%	4,264,875	104,321	9.70%

Total earning assets	807,202,688	19,346,499	9.55%	578,964,188	13,499,924	9.29%
Non-earning Assets
Cash and due from banks	4,619,992			4,896,278
Allowance for loan losses	(8,773,846)			(5,780,453)
Bank-owned life insurance	1,229,758			1,181,686
Other assets, including loans in process	58,769,252			35,501,954

Total assets	$863,047,844			$614,763,653

Interest Bearing Liabilities
Interest-bearing demand deposits	$6,434,789	$4,190	0.26%	$6,933,031	$3,240	0.19%
Money market accounts	48,641,328	606,215	4.94%	11,917,958	112,348	3.74%
Savings accounts	2,205,341	2,775	0.50%	2,933,930	3,787	0.51%
Time Deposits	576,497,563	7,710,820	5.31%	412,593,004	5,090,801	4.90%

Total interest-bearing deposits	633,779,021	8,324,000	5.21%	434,377,923	5,210,176	4.76%
Fed funds purchased and other borrowings	169,141	2,205	5.21%	3,886,238	54,648	5.62%
Junior subordinated debt	20,620,000	397,204	7.70%	20,620,000	402,063	7.80%
FHLB borrowings	88,695,652	1,079,455	4.76%	82,646,739	1,038,907	4.99%

Total interest-bearing liabilities	743,263,814	9,802,864	5.22%	541,530,900	6,705,794	4.92%
Non-interest Bearing Liabilities
Noninterest demand deposits	36,478,775			28,945,214
Other liabilities	10,402,934			7,134,866
Shareholders’ equity	72,902,321			37,152,673

Total liabilities & shareholders’ equity	$863,047,844			$614,763,653

Net interest income and margin		$9,543,635	4.74%		$6,794,130	4.69%

Net interest spread			4.33%			4.37%

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

	Three Months Ended September 30, 2007 Increase (Decrease) Due to changes in
	Rate	Volume	Total
Interest on securities:
Taxable securities	$97,414	$307,436	$404,850
Tax-exempt securities	4,379	(28,346)	(23,967)
Interest-bearing deposits	314	8,846	9,160
Fed Funds sold	(453)	202,930	202,477
Loans, including loan fees	555	5,241,046	5,241,601
Loans held for sale	(6,090)	18,544	12,454

Total interest income	96,119	5,750,456	5,846,575
Interest Expense:
Interest bearing demand deposits	1,162	(212)	950
Money market accounts	46,737	447,130	493,867
Savings accounts	(93)	(919)	(1,012)
Time deposits	457,415	2,162,604	2,620,019
Fed funds purchased and other borrowings	(3,723)	(48,720)	(52,443)
FHLB borrowings	(36,333)	76,881	40,548
Junior subordinated debt	(4,859)	—	(4,859)

Total interest expense	460,306	2,636,764	3,097,070

Net increase (decrease)	$(364,187)	$3,113,692	$2,749,505

Net Interest Margin. The net interest margin increased 5 basis points to 4.74% for the three months ended September 30, 2007 from 4.69% for the same period in 2006. While the increase in market rates on liabilities was greater than the increased rates on assets, the increased average balances on assets provided a benefit that exceeded the cost of both the increased rate on liabilities and the increased balances of average interest earning liabilities.

The results reflected a 42.7%, or $189.8 million, growth in average loans to $634.2 million for the three months ended September 30, 2007 from $444.4 million for the three months ended September 30, 2006, with an overall loan yield increase of 16 basis points to 10.63% for the three months ended September 30, 2007 from 10.47% for the three months ended September 30, 2006. We also experienced growth of $37.6 million in the investment portfolio, the yield for which increased 23 basis points to 5.49% for the quarter ended September 30, 2007 from 5.26% for the same time period in 2006. Interest income increased $5.9 million for the period ended September 30, 2007 compared to September 30, 2006, while interest expense increased $3.1 million due to the $201.7 million increase in average interest bearing liabilities. The efficiency in the use of interest-bearing liabilities was primarily made possible by the stock offering cash infusion in the fourth quarter of 2006 as well as the increase of $7.5 million or 26.0% in noninterest-bearing deposits.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Financial Condition—Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance. The table below describes the detail of the provision. The provision for the third quarter 2007 increased by $1million, or 113%, from $916,000 for the same quarter in 2006. The higher provision was required to replace charge-offs during the third quarter of 2007.

	For the Three Months Ended September 30,
	2007	2006
Allowance for loan losses:
Balance at June 30	$8,561,083	$5,544,038
Provisions charged to operating expenses	1,950,000	916,000
Total recoveries	21,735	7,409
Total charged-off	(1,177,379)	(231,592)

Net charge-offs	(1,155,644)	(224,183)

Balance at end of period	$9,355,439	$6,235,855

Net charge-offs to average loans outstanding(1)	0.72%	0.20%
Allowance for loan losses to gross loans	1.41%	1.33%

(1)	Annualized

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three Months Ended September 30,		Change
	2007	2006	$	%
Gain on sale of loans	$274,544	$199,281	$75,263	37.8%
Service charges on deposit accounts	154,766	193,793	(39,027)	(20.1)%
Investment securities gains, net	6,326	14,661	(8,335)	(56.9)%
Other income	546,005	81,303	464,702	571.6%

Total noninterest income	$981,641	$489,038	$492,603	100.7%

The increase in noninterest income for the three months ended September 30, 2007 is primarily due to increases in other noninterest income of $465,000 which resulted from an increase of $157,000 on gain on sale of OREO, a $56,000 increase in loan fee income and a $243,000 increase in leased asset rental income. In May 2007 the Company purchased a building in Chicago, Illinois, a portion of which is leased to third parties. There was also an increase in equipment leased to others under operating leases. Additionally, there was a $75,000 increase in gain on loans sold due to an increase in the volume of loans sold in 2007 compared to the same quarter in 2006. These increases were partially offset by a $39,000 decrease in deposit and service fees and $8,000 decrease in gains recognized on investments.

Noninterest Expense

The following table sets forth information related to our noninterest expense.

	Three Months Ended September 30,		Change
	2007	2006	$	%
Salaries and employee benefits	$2,788,406	$2,081,464	$706,942	34.0%
Occupancy and equipment	997,338	738,564	258,774	35.0%
Professional fees	281,991	179,737	102,254	56.9%
Other real estate owned expense	108,636	90,731	17,905	19.7%
Telecommunications	167,484	124,544	42,940	34.5%
Advertising and marketing	180,780	51,589	129,191	250.4%
Office suppplies	114,983	78,188	36,795	47.1%
Travel expenses	233,829	161,878	71,951	44.4%
Other	977,430	526,589	450,841	85.6%

Total noninterest expense	$5,850,877	$4,033,284	$1,817,593	45.1%

Noninterest expense increased by $1.8 million or 45.1% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to growth of the infrastructure to support the growth of the business, including our expansion into additional locations. The salaries and benefits expense reflected a full-time employee head count increase of 33 or 18.9% to 208 at the end of September 30, 2007 from 175 at the end of September 30, 2006. The increase of $259,000 in occupancy and equipment expense related to new offices in Philadelphia, PA, Dallas, TX, and Houston, TX, as well as increased office space in Chicago, IL, Tampa, FL, and Seekonk, MA.

Adding to the increase in noninterest expense was an increase of $129,000 in advertising and marketing related to the growth and expansion of the business, an increase of $102,000 or 56.9% in professional fees primarily related to a $63,000 or 246.8% increase in legal fees related to SEC matters, an increase of $14,000 in consulting fees, $12,000 in accounting fees, and $24,000 in other professional services related primarily to training and business recovery planning. Other noninterest expense increased $451,000 driven primarily by the growth of the business and the increased cost of being a publicly traded company. This expense included an increase of $143,000 in regulatory assessment fees due to a higher FDIC assessment rate and the higher assessment factors on insured deposits and higher deposit balances, $53,000 in expenses associated with the filing of SEC reports and annual reports and materials, $58,000 in ATM deconversion expenses and $24,000 in postage and courier expenses.

Provision for Income Taxes

Income tax expense can be analyzed as a percentage of net income before income taxes. The following discussion sets forth information related to our income tax expense for the three-month periods ended September 30, 2007 and 2006.

The following table sets forth information related to our income tax expense for the three months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,
	2007	2006
Net income before income taxes	$2,557,570	$2,158,908
Provision for income taxes	883,632	722,280
Effective income tax rate	34.55%	33.46%

The increase in the effective income tax rate for the quarter ended September 30, 2007 over the same period in 2006, reflects the declining amount of tax-exempt income as a percentage of taxable income due to lower average balances of tax-exempt securities held in 2007 compared to 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months ended September 30, 2006

	Nine Months Ended September 30,		Percentage Increase/(Decrease)
	2007	2006
Consolidated Statement of Earnings Data:
Interest income	$53,454,609	$35,345,405	51.2%
Interest expense	26,408,393	16,712,011	58.0%

Net interest income	27,046,216	18,633,394	45.1%
Provision for loan losses	4,376,798	1,866,000	134.6%

Net interest income after provision for loan losses	22,669,418	16,767,394	35.2%
Noninterest income	2,479,569	1,887,634	31.4%
Noninterest expense	17,872,217	12,442,855	43.6%

Income before income taxes	7,276,770	6,212,173	17.1%
Income tax expense (benefit)	2,443,495	(1,640,593)	(248.9)%

Net income	$4,833,275	$7,852,766	(38.5)%

Earnings per share - basic	$0.43	$1.06	(59.4)%

Earnings per share - diluted	$0.42	$1.04	(59.6)%

Proforma Data:
Net income:
As reported	$4,833,275	$7,852,766	(38.5)%
Adjustment for S Corp conversion	—	(3,691,407)	(100.0)%

Proforma net income	$4,833,275	$4,161,359	16.1%

Basic earnings per share	$0.43	$0.56	(23.2)%

Diluted earnings per share	$0.42	$0.55	(23.6)%

Net income after taxes for the nine months ended September 30, 2007 decreased 38.5% to $4.8 million from $7.9 million for the nine months ended September 30, 2006. The prior year included a tax credit of $3.7 million that was recognized in January of 2006 for the conversion from an S Corp to a C Corp. Proforma net income increased $672,000 or 16.1% due primarily to an increase in net interest income of $8.4 million and an increase in noninterest income of $410,000, offset by an increase in the provision for loan losses of $2.5 million and an increase in noninterest expense of $5.2 million. The increase in noninterest expenses was primarily driven by the growth of the infrastructure to support our growth with increases of $2.5 million in salary and benefits, $508,000 in premises and equipment, $192,000 in professional fees, $614,000 in loan and OREO expense and $1.0 million in other noninterest expense. Basic and diluted earnings per share decreased from $1.06 and $1.04 per share at September 30, 2006 to $0.43 and $0.42 per share for the nine months ended September 30, 2007. On a proforma basis, basic and diluted earnings per share were $0.56 and $0.55 for the same period in 2006, representing a decrease of 23.2%, and 23.6%, respectively, resulting from the higher average stock balances outstanding for 2007 over 2006 as a result of the public stock offering in September of 2006.

Net Interest Income and Net Interest Margin.

Interest income for the nine months ended September 30, 2007 increased $18.1 million, or 51.2% to $53.5 million compared to $35.3 million for the nine months ended September 30, 2006. Interest expense for the nine months ended September 30, 2007 increased $8.4 million, or 45.1% to $22.7 million compared to $16.8 million for the nine months ended September 30, 2006.

Average Balances and Average Interest Rates. The 51.2% increase in net interest income for the nine months ended September 30, 2007 compared to the same period in 2006 was due to an increase in interest income of $18.1 million, reflective of the effect of an increase of $225.7 million or 43.2% in average interest-earning assets which was funded primarily through an increase of $202.4 million or 53.0% in average interest-bearing deposits.

The average yield on our interest-earning assets was 9.62% for the nine months ended September 30, 2007, compared to 9.16% for the same period in 2006, an increase of 46 basis points or 5.0%. In 2006, the Prime rate increased from 7.25% at January 1, 2006 to 8.25% on June 29, 2006, which increased the yield on our variable rate loans. Interest income for the nine months ended September 30, 2007 reflects the full impact of these increases, whereas interest income for the nine months ended September 30, 2006 was only partially impacted.

The cost of our average interest-bearing liabilities increased 62 basis points to 5.18% for the nine months ended September 30, 2007, from 4.57% for the nine months ended September 30, 2006, which is a result of higher rates paid on deposit accounts, Federal funds purchased, and junior subordinated debt. The average rate on our interest-bearing deposits increased 80 basis points or 18.2% from 4.39% for the nine months ended September 30, 2006, to 5.19% for the nine months ended September 30, 2007, reflecting increases in general market rates and also a more competitive interest rate environment for consumer and brokered deposits. We continued to increase interest rates on our deposits through the third quarter of 2007 in view of the more volatile and competitive deposit market, however, we have more recently been able to reduce rates on these deposits in line with market rates.

The following table sets forth balance sheet items on a daily average basis for the nine months ended September 30, 2007 and 2006 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Non-accrual loans have been included in the average loan balances. The securities are all classified as available for sale and are carried at amortized cost for purposes of calculating the average rate received on securities. Yields on tax-exempt securities have been computed on a tax equivalent basis.

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Securities
Taxable	$111,080,987	$4,420,969	5.31%	$90,373,643	$3,274,501	4.83%
Tax-exempt	33,945,452	1,536,285	6.03%	34,317,732	1,560,744	6.06%
Interest-bearing deposits	1,895,973	78,224	5.52%	680,015	24,924	4.90%
Fed Funds sold	11,627,417	453,802	5.15%	1,090,524	40,813	4.94%

Total securities	158,549,829	6,489,280	5.45%	126,461,914	4,900,982	5.17%
Loans	582,996,816	46,983,466	10.76%	390,664,608	30,581,319	10.45%
Loans held for sale	7,124,848	504,200	9.46%	5,816,668	393,759	9.05%

Total earning assets	748,671,493	53,976,946	9.62%	522,943,190	35,876,060	9.16%
Non-earning Assets
Cash and due from banks	4,988,466			5,125,618
Allowance for loan losses	(7,828,300)			(5,267,010)
Bank-owned life insurance	1,217,681			1,170,540
Other assets, including loans in process	53,078,908			34,484,173

Total assets	$800,128,248			$558,456,511

Interest Bearing Liabilities
Interest-bearing demand deposits	$6,897,346	$11,628	0.23%	$7,358,182	$10,212	0.19%
Money market accounts	42,790,270	1,586,507	4.96%	10,127,247	250,421	3.31%
Savings accounts	2,419,455	9,283	0.51%	2,876,515	11,278	0.52%
Time Deposits	531,911,381	21,060,165	5.29%	361,294,316	12,265,114	4.54%

Total interest-bearing deposits	584,018,452	22,667,583	5.19%	381,656,260	12,537,025	4.39%
Fed funds purchased and other borrowings	1,618,271	67,921	5.61%	5,297,707	209,064	5.28%
FHLB borrowings	74,326,007	2,523,343	4.48%	81,230,769	2,834,356	4.67%
Junior subordinated debt	20,620,000	1,149,546	7.43%	20,620,000	1,131,566	7.32%

Total interest-bearing liabilities	680,582,730	26,408,393	5.18%	488,804,736	16,712,011	4.57%
Non-interest Bearing Liabilities
Noninterest demand deposits	35,470,468			26,615,405
Other liabilities	10,730,262			7,294,879
Shareholders' equity	73,344,788			35,741,491

Total liabilities & shareholders’ equity	$800,128,248			$558,456,511

Net interest income and margin		$27,568,553	4.91%		$19,164,049	4.90%

Net interest spread			4.44%			4.59%

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

	Nine Months Ended September 30, 2007
	Increase (Decrease) Due to changes in
	Rate	Volume	Total
Interest on securities:
Taxable securities	$344,519	$801,948	$1,146,467
Tax-exempt securities	(7,585)	(16,874)	(24,459)
Interest-bearing deposits	3,500	49,800	53,300
Fed funds sold	1,824	411,166	412,990
Loans	918,540	15,483,606	16,402,146
Loans held for sale	18,541	91,901	110,442

Total interest income	1,279,339	16,821,547	18,100,886
Interest Expense:
Interest-bearing demand deposits	1,999	(583)	1,416
Money market accounts	179,141	1,156,945	1,336,086
Savings accounts	(237)	(1,758)	(1,995)
Time deposits	2,290,618	6,504,433	8,795,051
Fed funds purchased and other borrowings	14,218	(155,361)	(141,143)
FHLB borrowings	(75,028)	(235,985)	(311,013)
Junior subordinated debt	17,980	—	17,980

Total interest expense	2,428,691	7,267,691	9,696,382

Net increase (decrease)	$(1,149,352)	$9,553,856	$8,404,504

Net Interest Margin. The net interest margin for the nine months ended September 30, 2007 of 4.91% was similar to the 4.90% for the nine months ended September 30, 2006.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Financial Condition—Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance. The table below describes the detail of the provision. The provision for loan losses for the nine months ended September 30, 2007 of $4.4 million was a $2.5 million, or 133%, increase over the nine months ended September 30, 2006. The increase reflected $1.25 million to cover an increase in loan charge-offs, $525,000 to cover specific reserves on commercial loans and $725,000 to cover overall portfolio growth.

	Nine Months Ended September 30,
	2007	2006
Allowance for loan losses:
Balance at beginning of year	$6,646,212	$4,791,221
Provisions charged to operating expenses	4,376,798	1,866,000
Total Recoveries	75,569	47,496
Total Charged-off	(1,743,140)	(468,863)

Net charge-offs	(1,667,571)	(421,367)

Balance at end of period	$9,355,439	$6,235,854

Net charge-offs to average loans outstanding(1)	0.32%	0.14%
Allowance for loan losses to gross loans	1.41%	1.33%

(1)	Annualized

Noninterest Income

The following table sets forth information related to our noninterest income.

	Nine Months Ended September 30,		Change
	2007	2006	$	%
Gain on sale of loans	$577,311	$916,072	$(338,761)	(37.0)%
Service charges on deposit accounts	477,418	535,438	(58,020)	(10.8)%
Investment securities gains, net	15,000	12,403	2,597	20.9%
Other income	1,409,840	423,721	986,119	232.7%

Total noninterest income	$2,479,569	$1,887,634	$591,935	31.4%

The increase in noninterest income for the nine months ended September 30, 2007 is primarily due to the recovery of $357,000 relating to the $1.0 million fraud loss recorded in December 2006 in the warehouse lending line of business, a $429,000 increase in income from leased assets associated with the lease of the Chicago building and assets leased to third parties, a $76,000 increase in income from loan fees, and a $73,000 increase in gain on sale of OREO in the Atlanta community redevelopment segment and a $95,000 gain on sale on a North Carolina multi-family property. Offsetting the increase was a decrease of $339,000 or 37.0% in gains on the sale of loans due to a reduction of $3.0 million in amount of SBA guaranteed principal sold (resulting from lower originations of SBA loans) to $2.3 million at September 30, 2007 from $5.3 million at September 30, 2006, and a $58,000 reduction in deposit and service fees.

Noninterest Expense

The following table sets forth information related to our noninterest expense.

	Nine Months Ended September 30,		Change
	2007	2006	$	%
Salaries and employee benefits	$8,760,976	$6,241,784	$2,519,192	40.4%
Occupancy and equipment	2,726,565	2,103,851	622,714	29.6%
Professional fees	987,442	795,747	191,695	24.1%
Other real estate owned expense	930,678	316,670	614,008	193.9%
Telecommunications	517,051	409,519	107,532	26.3%
Advertising and marketing	507,281	299,361	207,920	69.5%
Office suppplies	293,131	220,128	73,003	33.2%
Travel expense	611,561	413,184	198,377	48.0%
Other	2,537,532	1,642,611	894,921	54.5%

Total noninterest expense	$17,872,217	$12,442,855	$5,429,362	43.6%

Noninterest expense increased by $5.4 million or 43.6% to $17.9 million for the nine months ended September 30, 2007 as compared to $12.4 million for the nine months ended September 30, 2006 due to growth of the infrastructure to support the growth of the business. Contributing to the $5.2 million growth was an increase of $2.5 million or 40.4%, in salaries and benefits due to the 18.9% increase in employees to 208 at September 30, 2007 from 175 at September 30, 2006. Additionally there was an increase of $623,000 in occupancy and equipment expense related to the new offices in Philadelphia, PA, Dallas, TX, and Houston, TX, as well as new office space in Chicago, IL, Tampa FL, and Seekonk, MA as well as an increase in depreciation expense associated with business assets.

Adding to the increase in noninterest expense was an increase of $614,000 in OREO expense, including a write-down of $352,000 in OREO from further impairment of real estate of which $149,000 related to OREO located in the Griffin and Macon Georgia markets, a $208,000 increase in advertising and marketing fees, and an increase in travel expenses of $198,000, both primarily resulting from the expansion of the business, including additional locations. Also, professional fees increased by $192,000, with much of the increase being attributed to training and business recovery planning. Furthermore, other noninterest expense increased by $895,000 which consisted of increases of $166,000 in investor relations expenses as a result of becoming a public company, $60,000 in other miscellaneous charges, $70,000 in insurance costs, $296,000 in FDIC and OCC regulatory assessments due to a higher FDIC assessment rate and the higher assessment factors on insured deposits and higher deposit balances, $89,000 in ATM deconversion expense, and $100,000 in postage and courier expenses.

Provision for Income Taxes

Income tax expense can be analyzed as a percentage of net income before income taxes. The following discussion sets forth information related to our income tax expense for the nine month periods ended September 30, 2007 and 2006.

The following table sets forth information related to our income tax expense for the nine months ended September 30, 2007 and 2006.(2006 is shown adjusted for the $3.7 million tax benefit associated with the conversion to a C Corporation)

	For the Nine Months Ended September 30,
	2007	2006
Net income before income taxes	$7,276,770	$6,212,173
Provision for income taxes	2,443,495	2,050,814
Effective income tax rate	33.58%	33.01%

The increase in the effective income tax rate from the quarter ended September 30, 2007 over the same period in 2006, reflects the decreased percentage of tax-exempt income to taxable income.

Financial Condition

Investments

On September 30, 2007, and December 31, 2006, the investment securities portfolio of $147.9 million and $134.5 million, respectively, represented approximately 16.7% and 19.1%, respectively, of total assets. As of September 30, 2007, and December 31, 2006, investments included U.S. Treasuries, U.S. Government agency securities, mortgage-backed securities, municipal securities, and other securities which include state bonds, an unrelated third-party bank stock and a preferred debt security (Dollars in thousands).

	September 30, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$4,966	$4,920	$6,950	$6,811
U.S. Government agencies	70,343	70,328	53,299	52,933
Mortgage-backed securities	30,834	30,505	32,863	32,331
Municipal obligations	32,327	32,573	39,507	39,944
Other	9,861	9,558	2,535	2,535

Total investment securities	$148,331	$147,884	$135,154	$134,554

We also maintain certain required equity investments that are included in the consolidated balance sheets as “other investments.” The carrying amounts of these investments as of September 30, 2007, and December 31, 2006, consisted of the following (Dollars in thousands).

	September 30, 2007	December 31, 2006
Federal Reserve Bank stock	$1,169	$1,295
Federal Home Loan Bank stock	6,108	3,541

Total other investments	$7,277	$4,836

No ready market exists for these stocks and they have no quoted market value. However, the issuer has historically redeemed these stocks at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value. Dividends are paid on these stocks on a quarterly basis.

Loans

Gross loans on a consolidated basis as of September 30, 2007 and December 31, 2006 were $665.2 million and $502.6 million, respectively. Our commercial real estate portfolio experienced the largest volume increase, with a $67.2 million, or 36.5%, increase for the nine months ended September 30, 2007. Overall growth in loans is consistent with our focus and strategy to grow the loan portfolio by focusing on geographic markets which we believe have attractive growth prospects.

The following table sets forth the amount of loans outstanding by type of loan at the end of each of the periods indicated.

	September 30, 2007	December 31, 2006	Change
			Dollars	Percentage
Real estate – construction	$69,660,036	$61,767,736	$7,892,300	12.8%
Community redevelopment	182,242,110	132,161,743	50,080,367	37.9%
Commercial real estate	251,198,538	184,014,559	67,183,979	36.5%
Residential real estate	18,087,111	20,254,071	(2,166,960)	(10.7)%
Commercial and industrial	141,579,431	102,017,512	39,561,919	38.8%
Consumer	2,383,517	2,374,536	8,981	0.4%

Total loans	665,150,743	502,590,157	162,560,586	32.3%
Less: Allowance for loan losses	9,355,439	6,646,212	2,709,227	40.8%
Deferred loan fees, net	2,023,437	1,130,273	893,164	79.0%

Total net loans	$653,771,867	$494,813,672	$158,958,195	32.1%

The table below presents the balance of the community redevelopment loan portfolio by location at September 30, 2007, June 30, 2007 and December 31, 2006 (Dollars in thousands).

	September 30, 2007	June 30, 2007	Three month Change	December 31, 2006	Nine month Change
Atlanta	$103,630	$99,845	3.8%	$79,887	29.7%
Charlotte	7,814	6,546	19.4%	7,031	11.1%
Birmingham	11,874	11,088	7.1%	8,947	32.7%
Tampa	19,348	18,771	3.1%	14,465	33.8%
Chicago	28,208	29,175	(3.3)%	21,457	31.5%
Philadelphia	8,673	7,989	8.6%	375	2212.8%
Dallas	2,695	1,400	92.6%	—	100.0%

Total	$182,242	$174,814	4.2%	$132,162	37.9%

The following table presents the volume of originations in our community redevelopment portfolio by location. The dollar amount and number of loans originated are presented for the three month periods ending September 30, 2007, June 31, 2007, March 31, 2007 and December 31, 2006 (Dollars in thousands).

	September 30, 2007		June 30, 2007		March 31, 2007		December 31, 2006
	Amount	Number	Amount	Number	Amount	Number	Amount	Number
Atlanta	$25,729	199	$31,285	248	$34,911	283	$31,612	251
Birmingham	3,251	62	3,346	70	3,643	68	3,267	63
Charlotte	2,920	30	2,143	23	2,086	16	2,997	25
Chicago	6,408	42	9,047	69	9,648	67	8,612	56
Dallas	1,297	13	1,399	13	—	—	—	—
Philadelphia	2,639	22	4,144	26	4,096	25	374	4
Tampa	3,247	23	5,979	48	6,056	46	3,536	32

Total	$45,491	391	$57,343	497	$60,440	505	$50,398	431

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

At September 30, 2007 the level of nonaccrual loans increased $10.1 million or 195.7% over December 31, 2006 from $5.2 million to $15.3 million. The increase is also attributable to weaknesses in the leasing and commercial real estate loan portfolios which showed an increase of $1.1 million or 96.7% and $1.1 million or 204.3%, respectively, in nonaccrual loans. From December 31, 2006 to September 30, 2007, a net of 41 loans migrated to the nonaccrual category. Management believes the increase is driven principally by general market and economic conditions as described in “Non-Performing Assets” below. The table set forth under “Non-Performing Assets” below provides information regarding our nonaccrual loans at September 30, 2007.

Other Real Estate Owned Properties. Other real estate owned as of September 30, 2007 and December 31, 2006, was $8.0 million and $3.4 million, respectively. The $4.6 million or 136.7% increase in OREO was primarily attributable to the increased foreclosures in several of our community redevelopment markets, with $3.8 million or 48.0% of total OREO in Atlanta, Griffin and Macon, Georgia, another $559,000 or 7.0% in Chicago, Illinois and $331,000 or 4.1% in Tampa, Florida. Additionally, the Atlanta commercial real estate OREO portfolio increased to $2.9 million or 35.8% of total OREO at September 30, 2007, reflecting loans collateralized by an aggregate of 58 residential units and lots.

Non-Performing Assets. Non-performing assets increased $14.8 million, or 172.4%, to $23.3 million at September 30, 2007 from $8.5 million at December 31, 2006. The increase is associated with the $4.6 million increase in other real estate owned and the $10.1 million increase in nonaccrual loans. Non-performing assets as a percentage of total assets increased 141 basis points to 2.63% at September 30, 2007 from 1.22% at December 31, 2006. The increase in nonperforming assets is primarily attributable to the impact on the redevelopment product due to an accelerated economic downturn in the Atlanta, Griffin, and Macon, Georgia markets, along with the Tampa, Florida and Chicago, Illinois markets.

The following table provides detail of our September 30, 2007 and June 30, 2007 non-performing assets including loan type, location, and underlying collateral. There were no loans 90 days past due and still accruing at either September 30, 2007 or June 30, 2007. The rise in the commercial non-performing real estate loans shown below is attributable principally to the purchase of a senior mortgage position on property to protect the Company’s junior position since the Company believes that the property’s collateral is adequate to support the aggregate carrying value of the loans.

Omni Financial Services

OREO and non-performing loans

Analysis of Collateral by location as of September 30, 2007 and June 30, 2007

	Non accrual loans		OREO		Total
	Units	Value	Units	Value	Units	Value
Commercial loans collateralized by single family real estate
Redevelopment
Atlanta
September 30, 2007	25	$3,525,647	21	$2,505,918	46	$6,031,565
June 30, 2007	7	766,140	10	1,094,515	17	1,860,655
Macon
September 30, 2007	—	—	22	1,061,423	22	1,061,423
June 30, 2007	—	—	24	1,128,223	24	1,128,223
Griffin
September 30, 2007	—	—	5	271,310	5	271,310
June 30, 2007	—	—	10	426,930	10	426,930
Charlotte
September 30, 2007	2	78,427	3	152,967	5	231,394
June 30, 2007			3	152,967	3	152,967
Birmingham
September 30, 2007	7	586,752	2	87,086	9	673,838
June 30, 2007	2	68,613	2	84,696	4	153,309
Tampa
September 30, 2007	15	1,985,688	3	331,390	18	2,317,078
June 30, 2007	4	454,606	2	255,998	6	710,604
Dallas
September 30, 2007	1	153,575	—	—	1	153,575
June 30, 2007	—	—	—	—	—	—
Philadelphia
September 30, 2007	1	163,548	—	—	1	163,548
June 30, 2007	—	—	—	—	—	—
Chicago
September 30, 2007	9	1,333,850	4	558,644	13	1,892,494
June 30, 2007	7	1,279,656	—	—	7	1,279,656

Totals as of September 30, 2007	60	7,827,487	60	4,968,738	120	12,796,225
Totals as of June 30, 2007	20	2,569,015	51	3,143,329	71	5,712,344
Commercial
Atlanta Commercial
September 30, 2007	4	653,237	7	1,459,367	11	2,112,604
June 30, 2007	4	730,083	7	1,268,193	11	1,998,276
North Carolina Commercial
September 30, 2007	6	239,276	4	131,513	10	370,789
June 30, 2007	5	470,206	4	131,513	9	601,719

Totals as of September 30, 2007	10	892,513	11	1,590,880	21	2,483,393
Totals as of June 30, 2007	9	1,200,289	11	1,399,706	20	2,599,995

Commercial loans collateralized by multifamily property
Atlanta Commercial
September 30, 2007	—	—	26	509,600	26	509,600
June 30, 2007	26	1,272,348	—	—	26	1,272,348

Commercial loans collateralized by residential lots
Atlanta Commercial
September 30, 2007	34	1,402,326	25	893,523	59	2,295,849
June 30, 2007	39	1,659,423	21	731,248	60	2,390,671

Commercial real estate loans and consumer loans
SBA
September 30, 2007	5	898,609	—	—	5	898,609
June 30, 2007	5	905,453	—	—	5	905,453
Leasing, equipment and other
September 30, 2007	15	2,210,295	1	32,000	16	2,242,295
June 30, 2007	11	1,123,801	1	32,000	12	1,155,801
Commercial real estate
September 30, 2007	3	1,712,045	—	—	3	1,712,045
June 30, 2007	1	562,606	—	—	1	562,606
Atlanta Consumer
September 30, 2007	2	306,512	—	—	2	306,512
June 30, 2007	2	309,311	—	—	2	309,311
North Carolina consumer
September 30, 2007	1	40,723	—	—	1	40,723
June 30, 2007	1	42,753	—	—	1	42,753

Aggregate non-performing loans and OREO as of September 30, 2007	130	$15,290,510	123	$7,994,741	253	$23,285,251

Aggregate non-performing loans and OREO as of June 30, 2007	114	$9,644,999	84	$5,306,283	198	$14,951,282

The following table summarizes nonaccrual loans, accruing loans contractually past due 90 days or more, and restructured loans as defined by Statement of Financial Accounting Standards No. 15. (Dollars in thousands).

	At September 30,	At June 30,	At March 31,	At December 31,
	2007	2007	2007	2006	2005	2004	2003
Total nonaccrual loans	$15,290	$9,645	$6,355	$4,992	$4,832	$1,795	$1,194
Loans past due 90 days or more and still accruing	—	—	98	179	152	1	263

Total non-performing loans	15,290	9,645	6,453	5,171	4,984	1,796	1,457
Other real estate owned (OREO)	7,995	5,306	5,228	3,378	1,179	660	440

Total non-performing assets	$23,285	$14,951	$11,681	$8,549	$6,163	$2,456	$1,897

Non-performing loans to gross loans	2.31%	1.58%	1.13%	1.03%	1.52%	0.79%	0.94%
Non-performing assets to gross loans and OREO	3.47%	2.42%	2.02%	1.69%	1.87%	1.08%	1.22%
Non-performing assets to total assets	2.63%	1.74%	1.51%	1.22%	1.29%	0.77%	0.89%
Allowance for loan losses to gross loans	1.41%	1.40%	1.33%	1.33%	1.46%	1.53%	1.42%
Allowance for loan losses to non-performing loans	61.18%	88.76%	117.40%	128.50%	96.13%	192.80%	151.30%

The following table summarizes nonperforming assets by product. (Dollars in thousands).

	September 30, 2007			June 30, 2007			March 31, 2007			December 31, 2006
	Loans	Non- performing Loans	OREO	Loans	Non- performing Loans	OREO	Loans	Non- performing Loans	OREO	Loans	Non- performing Loans	OREO
Real estate – construction	$69,660	$2,055	$2,353	$70,840	$2,390	$1,999	$74,532	$261	$—	$61,768	$—	$—
Community redevelopment	182,242	7,828	4,969	174,814	2,569	3,143	156,863	3,566	4,402	132,162	1,918	2,508
Commercial real estate	251,199	3,697	32	222,585	2,942	32	199,595	1,621	132	184,014	1,961	—
Residential real estate	18,087	346	132	18,386	400	132	19,226	425	704	20,254	411	870
Commercial and industrial	141,579	1,364	509	123,256	1,344	—	119,188	544	—	102,017	874	—
Consumer	2,383	—	—	2,614	—	—	2,346	35	—	2,375	7	—

Total loans and Oreo	665,150	15,290	7,995	612,495	9,645	5,306	571,750	6,452	5,238	502,590	5,171	3,378
Less: Allowance for loan losses	9,355	—	—	8,561	—	—	7,576	—	—	6,646	—	—
Deferred loan fees, net	2,023	—	—	1,964	—	—	1,795	—	—	1,130	—	—

Total net loans and Oreo	$653,772	$15,290	$7,995	$601,970	$9,645	$5,306	$562,379	$6,452	$5,238	$494,814	$5,171	$3,378

The following table summarizes nonperforming assets as a percentage of loan type.

	September 30, 2007
	Non- performing loans	OREO	Total as % of Product	Total as a % of Gross Loans and OREO
Real estate – construction	2.85%	3.27%	6.12%	0.66%
Community redevelopment	4.13%	2.65%	6.78%	1.89%
Commercial real estate	1.47%	0.01%	1.48%	0.56%
Residential real estate	2.70%	0.72%	3.42%	0.09%
Commercial and industrial	0.93%	0.36%	1.29%	0.27%
Consumer	—	—	—	—

Total Non-Performers	2.28%	1.19%		3.47%

	June 30, 2007
	Non- performing loans	OREO	Total as % of Product	Total as a % of Gross Loans and OREO
Real estate – construction	3.28%	2.74%	6.03%	0.71%
Community redevelopment	1.44%	1.77%	3.21%	0.92%
Commercial real estate	1.32%	0.01%	1.34%	0.48%
Residential real estate	2.16%	0.71%	2.87%	0.09%
Commercial and industrial	1.09%	—	1.09%	0.22%
Consumer	—	—	—	—

Total Non-Performers	1.56%	1.19%		2.42%

	March 31, 2007
	Non- performing loans	OREO	Total as % of Product	Total as a % of Gross Loans and OREO
Real estate – construction	0.35%	—	0.35%	0.05%
Community redevelopment	2.21%	2.73%	4.94%	1.38%
Commercial real estate	0.81%	0.07%	0.88%	0.30%
Residential real estate	2.13%	3.53%	5.67%	0.20%
Commercial and industrial	0.46%	—	0.46%	0.09%
Consumer	1.49%	—	1.49%	0.01%

Total Non-Performers	1.12%	0.91%		2.03%

	December 31, 2006
	Non- performing loans	OREO	Total as % of Product	Total as a % of Gross Loans and OREO
Real estate – construction	—	—	—	0.00%
Community redevelopment	1.42%	1.86%	3.29%	0.87%
Commercial real estate	1.07%	—	1.07%	0.39%
Residential real estate	1.94%	4.12%	6.06%	0.25%
Commercial and industrial	0.86%	—	0.86%	0.18%
Consumer	0.30%	—	0.30%	0.00%

Total Non-Performers	1.02%	0.67%		1.69%

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

While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. Management periodically reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio. During the quarter ended September 30, 2007, we noted increasing deterioration in the community redevelopment and residential real estate portfolios as the implosion of the mortgage industry has limited the ability of borrowers to secure the permanent financing needed to repay our loans resulting in increased delinquencies and non-performing loans. Management is in the process of evaluating the impact of these events on our ability to collect loans and liquidate collateral in the event of foreclosure. Although management has determined that no qualitative adjustment to the risk factors used to establish the allowance is required at this time, the results of this analysis or further market deterioration may require an adjustment to the factors prior to December 31, 2007. The allowance consists of specific and general components. In most cases the specific allowance relates to criticized and classified loans. The general allowance covers non-classified loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above.

The following table summarizes the activity in our allowance for loan losses for the periods indicated (Dollars in thousands).

	For the Nine Months Ended September 30,		At or For the Years Ended December 31,
	2007	2006	2006	2005	2004	2003
Allowance for loan losses:
Balance at beginning of year	$6,646	$4,791	$4,791	$3,463	$2,204	$1,737
Provisions charged to operating expenses	4,377	1,866	2,583	1,264	1,451	705
Recoveries of loans previously charged-off:
Real estate—construction	—	—	—	6	—	—
Community redevelopment	—	—	—	21	—	—
Commercial real estate	—	—	—	12	13	5
Residential real estate	—	1	3	—	—	—
Commercial and industrial	64	32	40	3	3	3
Consumer	11	15	16	4	30	7

Total Recoveries	75	48	59	46	46	15
Loans charged-off:
Real estate—construction	78	—	—	97	—	1
Community redevelopment	642	232	309	166	117	75
Commercial real estate	829	69	251	120	5	—
Residential real estate	—	—	2	—	—	—
Commercial and industrial	194	163	163	271	102	—
Consumer		5	62	46	14	177

Total Charged-off	1,743	469	787	700	238	253
Net charge-offs	1,668	421	728	654	192	238

Allowance for loan losses acquired in a business combination			—	718	—	—

Balance at end of period	$9,355	$6,236	$6,646	$4,791	$3,463	$2,204

Net charge-offs to average loans outstanding (1)	0.32%	0.14%	0.17%	0.23%	0.10%	0.18%
Allowance for loan losses to gross loans	1.41%	1.33%	1.33%	1.46%	1.53%	1.42%

(1)	Annualized

Deposits

Deposits have historically been the primary source of funding our asset growth. As of September 30, 2007, total deposits were $676.4 million, compared to $544.7 million as of December 31, 2006. The increase in total deposits was driven by our growth in certificates of deposit, which includes both retail and brokered time deposits. As of September 30, 2007, certificates of deposit were $579.7 million, compared to $458.3 million as of December 31, 2006. As of the same dates, brokered time deposits, which are included in the total certificates of deposit balance, represent $394.1 million (58.3% of deposits) and $296.0 million (54.3% of deposits), respectively. Noninterest bearing deposits were $37.0 million on September 30, 2007 and $42.7 million on December 31, 2006.

Major classifications of deposits at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006	Percentage Change
Interest checking	$7,662,336	$6,653,617	15.2%
Savings and money market	52,044,980	36,993,065	40.7%
Time	185,559,820	162,293,149	14.3%
Brokered time	394,131,914	296,003,247	33.2%

Total interest-bearing deposits	639,399,050	501,943,078	27.4%
Non-interest bearing demand deposits	36,992,378	42,726,594	(13.4)%

Total deposits	$676,391,428	$544,669,672	24.2%

Borrowings

At September 30, 2007 and December 31, 2006, the Company had outstanding advances of approximately $107.5 million and $57.5 million, respectively, with the Federal Home Loan Bank under a secured line of credit, collateralized by a blanket lien on assets pledged. Each advance is payable at maturity date, with a prepayment penalty for fixed rate advances. The $50 million increase in these advances from December 31, 2006 to September 30, 2007 reflected the more advantageous pricing of these borrowings compared to brokered certificates of deposit.

Junior Subordinated Debentures

In order to manage our capital position more efficiently, we have relied on trust preferred securities issued by our wholly-owned subsidiaries, Omni Statutory Trust II, Omni Statutory Trust III, and Omni Statutory Trust IV. In 2003, 2004 and 2005 we issued, through these subsidiaries, trust preferred securities representing a preferred beneficial interest in our unsecured junior subordinated debentures. The trust preferred securities qualify as Tier I capital under Federal Reserve guidelines within certain limitations. In each case, the proceeds from the issuance of the trust preferred securities and the common securities of the trust were used to purchase our junior subordinated debentures, which carry a floating rate of interest adjusted every three months to the 3-Month LIBOR. At September 30, 2007, the 3-Month LIBOR rate was 5.23%. The junior subordinated debentures mature on the 30-year anniversary of their issuance and cannot generally be called prior to the five-year anniversary of the date of issuance. The following table sets forth the principal terms of the junior subordinated debentures as of the date indicated.

Trust Name	Issuance Date	Principal Amount of Debenture	Spread to 3-month LIBOR	9/30/2007 Interest Rate
Omni Statutory Trust II	March 26, 2003	$5,155,000	+3.15%	8.35%

Omni Statutory Trust III	June 17, 2004	$5,155,000	+2.70%	8.39%

Omni Statutory Trust IV	March 17, 2005	$10,310,000	+1.90%	7.59%

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

	Actual		For Capital Adequacy Purposes Minimum		To Be Well Capitalized Under Prompt Corrective Action Provision Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007
Tier 1 Capital to average assets
Bank	$65,308	7.71%	$33,882	4.00%	$42,353	5.00%
Consolidated	$86,448	10.21%	$33,868	4.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Bank	$65,308	8.90%	$29,352	4.00%	$44,028	6.00%
Consolidated	$86,448	11.75%	$29,429	4.00%	N/A	N/A
Total Capital to risk weighted assets
Bank	$76,488	10.42%	$58,724	8.00%	$73,405	10.00%
Consolidated	$95,584	12.99%	$58,866	8.00%	N/A	N/A
As of December 31, 2006
Tier 1 Capital to average assets
Bank	$50,406	7.71%	$26,150	4.00%	$32,689	5.00%
Consolidated	$86,038	13.11%	$26,256	4.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Bank	$50,406	8.95%	$22,522	4.00%	$33,784	6.00%
Consolidated	$86,038	15.62%	$22,036	4.00%	N/A	N/A
Total Capital to risk weighted assets
Bank	$59,052	10.49%	$45,046	8.00%	$56,307	10.00%
Consolidated	$92,684	16.82%	$44,071	8.00%	N/A	N/A

The Bank and the Company met all capital adequacy requirements to which we are subject as of September 30, 2007 and December 31, 2006. The Bank is also considered “well capitalized” as of the same dates (the “well capitalized” category does not apply to holding companies).

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

At September 30, 2007, our liquid assets which include cash and due from banks and federal funds sold, amounted to $10.3 million, or 1.2% of total assets, respectively. Our investment securities at September 30, 2007 amounted to $147.9 million, or 16.7% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, most of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. In addition, we maintain federal funds purchased lines of credit with correspondent banks totaling $51.4 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2007 was $17.3 million, based on the Bank’s $6.1 million investment in FHLB stock, as well as qualifying mortgages and pledged securities available to secure any future borrowings.

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

Approximately 45.3% of our loans were variable rate loans at September 30, 2007 and we were asset sensitive during the nine months ended September 30, 2007. As of September 30, 2007, we expect to remain asset sensitive for 2007. The ratio of cumulative gap to total earning assets after 12 months was 21.7% because $177.4 million more assets will reprice in a 12 month period than liabilities. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market- based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Net Interest Income Simulation

In order to measure interest rate risk at September 30, 2007, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and net interest income using a base market interest rate. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion. This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet remains static and that its structure does not change over the course of the year. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.

Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At September 30, 2007, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established. The results of our analysis are set forth below: (Dollars in thousands)

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base
Up 200 basis points	$43,426	5.8%
Up 100 basis points	$42,246	3.0%
Base	$41,032	—%
Down 100 basis points	$39,772	-3.1%
Down 200 basis points	$38,342	-6.6%

Economic Value of Equity

We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as economic value of equity, using a simulation model. This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates. At September 30, 2007, our economic value of equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established. The following table sets forth our projected change in economic value of equity as a result of certain immediate increases or decreases in interest rates at September 30, 2007.

Interest Rate Scenario	Economic Value	Percentage Change from Base	Percentage of Total Assets
Up 200 basis points	$65,611	-1.3%	7.7%
Up 100 basis points	$66,974	0.7%	7.8%
Base	$66,494	—%	7.6%
Down 100 basis points	$62,072	-6.7%	7.5%
Down 200 basis points	$56,293	-15.3%	6.4%

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

Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is reported within the time periods specified under Securities and Exchange Commission rules. Additionally, they concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in time to allow timely decisions regarding required disclosures.

There were no changes in internal controls over financial reporting or, to management’s knowledge, in other factors during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of the evaluation.

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

The Company’s 2006 Form 10-K, in Item 1A, summarizes the material risks to the business. The discussion below supplements and adds to the discussion of risk factors in the 2006 Form 10-K, primarily to take into account recent developments in the housing, mortgage and credit markets. We believe that this discussion and the discussion in our 2006 Form 10-K represent the material risks relevant to us, our business and our industry. Also refer to the discussion in “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2006 Form 10-K. In addition, new material risks to our business may emerge that we are currently unable to predict.

You should consider the risks described in our 2006 Form 10-K and in this report carefully in evaluating our business because they could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Credit market confidence for residential housing finance has eroded, more especially since the middle of 2007. The lower confidence level has reduced the available financing from historical levels of the past several years and has limited the ability of buyers to finance new house purchases and of borrowers to refinance properties for which the existing financing terms may be onerous. This lack of confidence has led to lower demand and more foreclosures and has reduced the absorption rate for new and existing properties. In turn, this has caused market prices to fall as some property owners, including lenders who acquired property by foreclosure, have accepted lower prices to reduce their exposure to these real estate assets which has reduced the market values for comparable real estate. The declines in values and the increased level of marketing required to sell properties has reduced or eliminated the potential gains that can be made by the individual investor whom we financed and has reduced their ability to sell the property to repay the loan, which has led to an increase in past due and non-performing loans. If these housing trends continue or exacerbate, the Company expects that it will continue to experience increased delinquencies and credit losses for the remainder of the year and into 2008. Moreover, if a recession occurs that negatively impacts economic conditions in the United States as a whole or in specific regions of the country, the Company would experience significantly higher delinquencies and credit losses. An increase in credit losses would reduce earnings and adversely affect the Company’s financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition could reduce the Company’s earnings and adversely affect the Company’s financial condition.

The Company’s business volume and growth is affected by the rate of growth and demand for housing in specific geographic markets. Based on the activity discussed above, the Company expects that its level of historical growth would be significantly curtailed and its assets may in fact shrink, depending on the duration and extent of the current disruption in the housing and mortgage markets. The current disruption may expand and adversely impact the U.S. economy in general and the housing and mortgage markets in particular. In addition, a variety of legislative, regulatory and other proposals have been discussed or may be introduced in an effort to address the disruption. Depending on the scope and nature of legislative, regulatory or other initiatives, if any, that are adopted to respond to this disruption and applied to the Company, its financial condition, results of operations or liquidity could, directly or indirectly, benefit or be adversely affected in a manner that could be material to its business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1-30, 2007	—	—	—	—
May 1-31, 2007	145,300	$8.9988	$1,314,791	—
June 1-30, 2007	10,000	$8.78	$87,800	—
July 1-31, 2007	—	—	—	—
August 1-31, 2007	105,000	$8.5467	$897,414	—
September 1-30, 2007	—	—	—	—

Total	260,300		$2,300,005	$7,699,995

(1)	Except for 10,000 shares repurchased in a privately negotiated transaction in June 2007, the transactions described above were open market purchases involving a $0.05 per share commission that is not reflected in the prices indicated.

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

Date: November 14, 2007

OMNI FINANCIAL SERVICES, INC.

By:	/s/ Constance E. Perrine
Constance E. Perrine
Executive Vice President and Chief Financial Officer